Form 10-K
period 2000-09-30
MINDARROW SYSTEMS INC
filed 2000-12-29
CIK 1095792

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended September 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number:

                               ----------------

                            MindArrow Systems, Inc.
                        (formerly eCommerical.com, Inc.)
             (Exact name of Registrant as specified in its charter)

             Delaware                                   77-0511097
   (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                 Identification No.)

            101 Enterprise, Suite 340, Aliso Viejo, California 92656
                    (Address of principal executive offices)

                                 (949) 916-8705
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 Par Value

                               ----------------

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Registrant's common stock held by non-affiliates on November 30, 2000 (based on the last sale price of such shares) was approximately $17,415,000.

   The number of shares of the Registrant's common stock outstanding on November 30, 2000, was 10,220,697 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                            MindArrow Systems, Inc.

                                 2000 FORM 10-K
                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 RISK FACTORS............................................................   1

                                      PART I
 ITEM 1.  BUSINESS......................................................   11

 ITEM 2.  PROPERTIES....................................................   17

 ITEM 3.  LEGAL PROCEEDINGS.............................................   17

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   17

                                      PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.......................................................   18

 ITEM 6.  SELECTED FINANCIAL DATA.......................................   26

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   27

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   30

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   31

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................   61

                                     PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   62

 ITEM 11. EXECUTIVE COMPENSATION........................................   66

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   69

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   71

                                      PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K......................................................   72

 SIGNATURES..............................................................  73

 EXHIBIT INDEX...........................................................  74

                                  RISK FACTORS

   This report on Form 10-K contains "forward-looking statements" that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this report regarding our business strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management as well as third parties are forward-looking statements. When used in this report, the words " anticipate," "intend," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause our actual results to differ materially from our expectations are described below and elsewhere in this report.

Our limited operating history makes evaluation of our business difficult

   Our business was formed as eCommercial.com in March 1999 and we were a development-stage company through December 31, 1999. In January 2000, principal operations commenced. We have recorded a cumulative loss of $18,819,222 through September 30, 2000 and anticipate recording losses in the near term. Accordingly, we have a limited operating history on which to base our evaluation of current business and prospects. Our short operating history makes it difficult to predict future results, and there are no assurances that our revenues will increase, or that we will achieve or maintain profitability or generate sufficient cash from operations in future periods.

   Our ability to achieve and sustain profitability would be adversely affected if we:

  . fail to effectively market and sell our services;

  . fail to develop new and maintain existing relationships with clients;

  . fail to continue to develop and upgrade our technology and network infrastructure;

  . fail to respond to competitive developments;

  . fail to introduce enhancements to our existing products and services to address new technologies and standards; or

  . fail to attract and retain qualified personnel.

   Our operating results are also dependent on factors outside of our control, such as strength of competition and the growth of the market for our services. There is no assurance that we will be successful in addressing these risks, and failure to do so could have a material adverse effect on our financial performance.

   We expect to incur losses in the near term, and if we are unable to generate sufficient cash flow or raise the capital necessary to allow us to continue to meet all of our obligations as they come due, our business could suffer.

Our future revenues are not predictable, and our results could vary significantly

   Because of our limited operating history and the emerging nature of our markets, we are unable to reliably forecast our revenues.

   Our fixed expenses, which generally are comprised of the costs of personnel and facilities have been averaging approximately $800,000 per month. Our expected expense levels are based, in part, on planned revenues and our ability to raise additional funding. If we are unsuccessful in generating significant revenues or raising additional funds, we may be unable to adjust spending in time to compensate for a shortfall or we may have to forego potential revenue generating activities, either of which could hurt our financial performance.

   Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors. These factors include:

  . the demand for our services;

  . the addition or loss of individual clients;

  . the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

  . the introduction of new products or services by us or our competitors;
    and

  . general economic conditions and economic conditions specific to the Internet, such as electronic commerce and online media.

   Any one of these factors could cause our revenues and operating results to vary significantly. In addition, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could significantly hurt our operating results in a given period.

   Due to all of the foregoing factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, it is possible that our operating results in one or more quarters will fail to meet the expectations of securities analysts or investors. In such event, the market price of our common stock could drop.

Possible need for additional financing

   The capital requirements associated with developing our network and corporate infrastructure have been and will continue to be significant. We have been substantially dependent on the private placements of our equity securities to fund such requirements. These private placements have raised approximately $30 million in gross proceeds. We anticipate that our existing capital resources and private placements will be sufficient to satisfy our contemplated cash requirements for at least twelve months. Although we believe our assumptions to be reasonable, we lack the operating history of a more seasoned company and there can be no assurance that our forecasts will prove accurate. In the event that our plans change, our assumptions change or prove inaccurate, or if future private placements, other capital resources and projected cash flow otherwise prove to be insufficient to fund operations, we could be required to seek additional financing sooner than currently anticipated. We have no current arrangements with respect to sources of additional financing if and when needed, or that, if available, such additional financing would be on terms acceptable to us. To the extent that any such financing involves the sale of our equity securities, the interests of our shareholders could be substantially diluted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We are not sure if the market will accept our systems

   Our ability to succeed will depend on the following, none of which can be assured:

  . the effectiveness of our marketing and sales efforts;

  . market acceptance of our current and future offerings;

  . the reliability of our networks and services; and

  . the extent to which end users are able to receive eBrochures at tolerable download speeds.

   We operate in a market that is at a very early stage of development, is rapidly evolving, and is characterized by an increasing number of competitors and risk surrounding market acceptance of new technologies and services. Potential customers must accept eBrochures as a viable alternative to traditional commercial advertising and brochure distribution. Because this market is so new, it is difficult to predict its size and growth rate. If the market fails to develop as we expect, our growth will be slower than expected.

   Our success also depends on the market acceptance of our technology. For example, congestion over the Internet may interrupt eBrochure broadcasts, resulting in unsatisfying user experiences. Some users may block reception of executable email attachments such as eBrochures or be unwilling to download them due to the large size of the files. Through November 30, 2000, 81% of the eBrochures we've sent have been delivered successfully; however, widespread adoption of eBrochure technology depends on overcoming these obstacles, improving audio and video quality and educating clients and users. If our technology fails to achieve broad commercial acceptance, our growth will be slower than expected.

If we are unable to manage or sustain our growth our operating results could be impaired

   We may be required to rapidly expand our operations in the near future to address market opportunities. Such growth, if it occurs, will place a significant strain on our managerial, operational and financial resources and systems. To manage this growth, we must implement, improve and effectively utilize operational, management, marketing and financial systems, and train and manage our employees. There can be no assurance that we will be able to manage effectively the expansion of operations or that our personnel, systems, procedures and controls will be adequate to support operations. Any failure to manage our growth effectively could hurt our financial performance.

We may make acquisitions of complementary technologies or businesses, which may disrupt our business and be dilutive to our existing stockholders.

   We intend to consider acquisitions of businesses and technologies on an opportunistic basis. Acquisitions of businesses and technologies involve numerous risks, including the diversion of management attention, difficulties in assimilating the acquired operations, loss of key employees from the acquired company, and difficulties in transitioning key customer relationships. In addition, these acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time expenses and the creation of goodwill or other intangible assets that result in significant amortization expense. Any acquisition may not provide the benefits originally anticipated, and there may be difficulty in integrating the service offerings and customer and supplier relationships gained through acquisitions with our own. Although we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, such unexpected liabilities nevertheless may accompany such acquisitions. We cannot guarantee that we will successfully identify attractive acquisition candidates, complete and finance additional acquisitions on favorable terms, or integrate the acquired businesses or assets into our own. Any of these factors could materially harm our business or our operating results in a given period.

Network and system failures could adversely impact our business

   The performance, reliability and availability of our Web sites and network infrastructure is critical to our reputation and ability to attract and retain clients. Our systems and operations are vulnerable to damage or interruption from earthquake, fire, flood, power loss, telecommunications failure, Internet breakdowns, break-ins, tornadoes and similar events. We carry business interruption insurance to compensate for losses that may occur, but insurance is not guaranteed to remove all risk of loss. Services based on sophisticated software and computer systems often encounter development delays and the underlying software may contain errors that could cause system failures. Any system failure that causes an interruption could result in a loss of clients and could reduce the attractiveness of our services.

   We are also dependent upon Web browsers, Internet service providers and online service providers to provide Internet users access to our clients, users and Web sites. Users may experience difficulties due to system failures or delays unrelated to our systems. These difficulties may hurt audio and video quality or result in intermittent interruptions in broadcasting and thereby slow our growth.

Circumvention of our security measures and viruses could disrupt our business

   Despite the implementation of security measures, our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Anyone who is able to circumvent security measures could steal proprietary information or cause interruptions in our operations. Service providers have occasionally experienced interruptions in service as a result of the accidental actions of users or intentional actions of hackers. We may have to spend significant capital to protect against security breaches or to fix problems caused by such breaches. Although we have implemented security measures, there can be no assurance that such measures will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users, which could hurt our business.

Our dependence on short-term contracts could make future revenues volatile

   Although some clients enter into multi-year agreements, 90% of our revenues through September 30, 2000 have been derived from contracts with fewer than three months duration. Consequently, our clients can generally stop using our systems quickly and without penalty, thereby increasing our exposure to competitive pressures. There can be no assurance that current clients will continue to be clients, or that we will be able to attract new clients.

We need to be scalable in the number of users we serve

   Our success depends on our ability to deliver and track a large of number of eBrochures. At our current capacity, we can deliver and track approximately three million eBrochures per week. In November 2000, we delivered an average of 145,000 eBrochures per week. If demand for our services exceeds capacity, we may not be able to add to our extensive network capability quickly enough to serve clients.

We depend on continued growth in use of the Internet

   Rapid growth in use of the Internet is a recent phenomenon and there can be no assurance that use of the Internet will continue to grow or that a sufficient base of users will emerge to support our business. The Internet may not be accepted as a viable medium for broadcasting advertising, for a number of reasons, including:

  . inadequate development of the necessary infrastructure;

  . inadequate development of enabling technologies;

  . lack of acceptance of the Internet as a medium for distributing rich media advertising; and

  . inadequate commercial support for Web-based advertising.

   To the extent that Internet use continues to increase, there can be no assurance that the Internet infrastructure will be able to support the demands placed upon it, and especially the demands of delivering high-quality video content.

   Furthermore, user experiences on the Internet are affected by access speed. There is no assurance that broadband access technologies will become widely adopted. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. Our business could suffer if use of the Internet grows more slowly than expected, or if the Internet infrastructure does not effectively support the growth that does occur.

If we do not respond to technological change, we could lose or fail to develop customers

   The development of our business entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the functionality and features of our technology. The Internet and the ecommerce industry are characterized by:

  . rapid technological change;

  . changes in client requirements and preferences;

  . frequent new product and service introductions embodying new technologies; and

  . the emergence of new industry standards and practices.

   The evolving nature of the Internet could render our existing systems obsolete. Our success will depend, in part, on our ability to:

  . develop and enhance technologies useful in our business;

  . develop new services and technology that address the increasingly sophisticated and varied needs of our current and prospective clients; and

  . adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

   Future advances in technology may not be beneficial to, or compatible with, our business. Furthermore, we may not use new technologies effectively or adapt our systems to client requirements or emerging industry standards on a timely basis. Our ability to remain technologically competitive may require substantial expenditures and lead time. If we are unable to adapt to changing market conditions or user requirements in a timely manner, we will lose clients.

We could face liability for Internet content

   As a distributor of Internet content, we face potential liability for negligence, copyright, patent or trademark infringement, defamation, indecency and other claims based on the content of our broadcasts. Such claims have been brought, and sometimes successfully pressed, against Internet content distributors. Our general liability insurance may not be adequate to indemnify us for all liability that may be imposed. Although we generally require our clients to indemnify us for such liability, such indemnification may be inadequate. Any imposition of liability that is not covered by insurance or by an indemnification by a client could harm our business.

Our operating results could be impaired if we become subject to burdensome government regulations and legal uncertainties concerning the Internet

   Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to:

  . user privacy;

  . pricing, usage fees and taxes;

  . content;

  . copyrights;

  . distribution;

  . characteristics and quality of products and services; and

  . online advertising and marketing.

   The adoption of any additional laws or regulations may decrease the popularity or impede the expansion of the Internet and could seriously harm our business. A decline in the popularity or growth of the Internet could decrease demand for our products and services, reduce our revenues and margins and increase our cost of doing business. Moreover, the applicability of existing laws to the Internet is uncertain with regard to many important issues, including property ownership, intellectual property, export of encryption technology, libel and personal privacy. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services, could also harm our business.

Our stock price has been and may continue to be volatile

   The trading price of our common stock has been and is likely to continue to be highly volatile. For example, on March 14, 2000, our common stock closed at $51.25 per share, and on December 18, 2000, our common stock closed at $2 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

  . actual or anticipated variations in quarterly operating results;

  . announcements of technological innovations, new products or services by us or our competitors;

  . the addition or loss of strategic relationships or relationships with our key customers;

  . conditions or trends in the Internet, streaming media, media delivery, and online commerce markets;

  . changes in the market valuations of other Internet, online service, or software companies;

  . announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

  . legal or regulatory developments;

  . additions or departures of key personnel;

  . sales of our common stock; and

  . general market conditions.

   The historical volatility of our stock price may make it more difficult to resell shares at prices you find attractive.

   In addition, the stock market in general, the Nasdaq Small Cap Market, the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may reduce our stock price, regardless of our operating performance.

   A prolonged decline in the price of our stock may make it difficult for us to obtain additional financing on favorable terms.

Our efforts to protect our intellectual property rights may not sufficiently protect us and we may incur costly litigation to protect our rights

   We have filed nineteen patent applications and we plan to file additional patent applications in the future with respect to various additional aspects of our technologies. We mark our software with copyright notices, and intend to file copyright registration applications where appropriate. We have also filed several federal trademark registration applications for trademarks and service marks we use. There can, however, be no assurance that any patents, copyright registrations, or trademark registrations applied for by us will be issued, or if issued, will sufficiently protect our proprietary rights. See "Business-- Intellectual Property."

   We also rely substantially on certain technologies that are not patentable or proprietary and are therefore available to our competitors. In addition, many of the processes and much of our technology are dependent upon our technical personnel, whose skill, knowledge and experience are not patentable. To protect our rights in these areas, we require all employees, significant consultants and advisors to enter into confidentiality agreements under which they agree not to use or disclose our confidential information as long as that information remains proprietary. We also require that our employees agree to assign to us all rights to any inventions made during their employment relating to our activities, and not engage in activities similar to ours during the term of their employment. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or proprietary information. Further, in the absence of patent protection, we may be exposed to competitors who independently develop substantially equivalent technology or otherwise gain access to our trade secrets, knowledge or other proprietary information.

   Despite our efforts to protect our intellectual property, a third party or a former employee could copy, reverse-engineer or otherwise obtain and use our intellectual property or trade secrets without authorization or could develop technology competitive to ours.

   Our intellectual property may be misappropriated or infringed upon. Consequently, litigation may be necessary in the future to enforce our intellectual property rights, to protect our confidential information or trade secrets, or to determine the validity or scope of the rights of others. Litigation could result in substantial costs and diversion of management and other resources and may not successfully protect our intellectual property. Additionally, we may deem it advisable to enter into royalty or licensing agreements to resolve such claims. Such agreements, if required, may not be available on commercially reasonable or desirable terms or at all.

Our technology may infringe on the rights of others

   Even if the patents, copyrights and trademarks we apply for are granted, they do not confer on us the right to manufacture or market products or services if such products or services infringe on intellectual property rights held by others. If any third parties hold conflicting rights, we may be required to stop making, using, or marketing one or more of our products or to obtain licenses from and pay royalties to others, which could have a significant and material adverse effect on us. There can be no assurance that we will be able to obtain or maintain any such license on acceptable terms or at all.

   We may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If third parties hold trademark, copyright or patent rights that conflict with our business, then we may be forced to litigate infringement claims that could result in substantial costs to us. In addition, if we were unsuccessful in defending such a claim, it could have a negative financial impact. If third parties prepare and file applications in the United States that claim trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs to us. An adverse outcome in litigation or privity proceedings could require us to license disputed rights from third parties or to cease using such rights. Any litigation regarding our proprietary rights could be costly, divert management's attention, result in the loss of certain of our proprietary rights, require us to seek licenses from third parties and prevent us from selling our services, any one of which could have a negative financial impact. In addition, inasmuch as we broadcast content developed by third parties, our exposure to copyright infringement actions may increase because we must rely upon such third parties for information as to the origin and ownership of such licensed content. We generally obtain representations as to the origin and ownership of such licensed content and generally obtain indemnification to cover any breach of such representations; however, there can be no assurance that such representations will be accurate or given, or that such indemnification will adequately protect us.

Our officers and directors control a significant percentage of our outstanding common stock which will enable them to exert control over many significant corporate actions and may prevent a change in control that would otherwise be beneficial to our stockholders

   Upon completion of this offering, our officers and directors will beneficially own approximately 40% of our outstanding stock. This level of ownership could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

The length of our sales cycle increases our costs

   Many of our potential customers conduct extensive and lengthy evaluations before deciding whether to purchase or license our products. In our experience to date we've seen the sales cycle range anywhere up to six months. While the potential customer is making this decision, we continue to incur salary, travel and other similar costs of following up with these accounts. Therefore, the risk associated with our lengthy sales cycle is that we may expend substantial time and resources over the course of the sales cycle only to realize no revenue from such efforts if the customer decides not to purchase from us. Any significant change in customer buying decisions or sales cycles for our products could have a material adverse effect on our business, results of operations, and financial conditions.

We have a limited operating history in international markets

   We have only limited experience in operating in international markets. Although we have distributed our products and services internationally since August 1999, we had no experience in international operations prior to the acquisition of our Hong Kong-based subsidiary, Fusionactive.com, Ltd., in April 2000. To date, we have recognized approximately $418,000 of revenue related to our international operations in eastern Asia. There can be no assurance that our international operations will be successful.

There are risks inherent in conducting international operations

   There are many risks associated with our international operations in eastern Asia, including, but not limited to:

  . difficulties in collecting accounts receivable and longer collection periods;

  . changing and conflicting regulatory requirements;

  . potentially adverse tax consequences;

  . tariffs and general export and customs restrictions;

  . difficulties in staffing and managing foreign operations;

  . political instability;

  . fluctuations in currency exchange rates;

  . the need to develop localized versions of our products;

  . national standardization and certification requirements;

  . seasonal reductions of business activity; and

  . the impact of local economic conditions and practices.

Any of the above-listed risks could have a material adverse effect on our future business, financial condition, or results of operations.

International markets for online marketing are in their very early stages of development

   We distribute our eBrochures globally. To date, we have developed or modified into foreign language text and delivered eBrochures to recipients in the United Kingdom, France, Switzerland, Austria, Norway, Sweden, Iceland, Finland, Denmark, Greece, Lebanon, Mexico, Panama, Peru, Philippines, Australia, Singapore, Hong Kong, China, and Taiwan. The markets for online advertising and direct marketing in these countries are generally in earlier stages of development than in the United States, and we cannot assure you that the market for, and use of online advertising and direct marketing in international markets such as these and others will be significant in the future. Factors that may account for slower growth in the online advertising and direct marketing markets include, but are not limited to:

  . slower growth in the number of individuals using the Internet internationally;

  . privacy concerns;

  . a lower rate of advertising spending internationally than in the United
    States; and

  . a greater reluctance to use the Internet for advertising and direct marketing.

Any of the above-listed risks could have a material adverse effect on our future business, financial condition, or results of operations.

We are subject to risks associated with governmental regulation and legal uncertainties

   We are subject to general business laws and regulations. These laws and regulations, as well as new laws and regulations that may be adopted in the United States and other countries with respect to the Internet, may impede the growth of the Internet. These laws may relate to areas such as advertising, taxation, personal privacy, content issues (such as obscenity, indecency, and defamation), copyright and other intellectual property rights, encryption, electronic contracts and "digital signatures," electronic commerce liability, email, network and information security, and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than, federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, applicability, and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may therefore harm our business.

   We do not know for certain how existing laws governing issues such as privacy, property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media, and data protection, apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. Changes to or the interpretation of these laws could:

  . limit the growth of the Internet;

  . create uncertainty in the marketplace that could reduce demand for our products and services;

  . increase our cost of doing business;

  . expose us to significant liabilities associated with content distributed or accessed through our products or services, and with our provision of products and services, and with the features or performance of our products;

  . lead to increased product development costs, or otherwise harm our business; or

  . decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

Any of the above-listed consequences could have a material adverse effect on our future business, financial condition, or results of operations.

We may be subject to legal liability in connection with the data collection capabilities of our products and services

   Our products are interactive Internet applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, our products occasionally send information to servers at MindArrow. Many of the services we provide also require that users provide information to us (see "Business--Products and Services"). We post privacy policies concerning the use and disclosure of our user data. Any failure by us to comply with our posted privacy policies could impact the market for our products and services, subject us to litigation, and harm our business.

   In addition, the Child Online Privacy Protection Act ("COPPA") became effective as of April 21, 2000. COPPA requires operators of commercial Web sites and online services directed to children (under 13), and general audience sites that know that they are collecting personal information from a child, to:

  . provide parents notice of their information practices;

  . obtain verifiable parental consent before collecting a child's personal information, with certain limited exceptions;

  . give parents a choice as to whether their child's information will be disclosed to third parties;

  . provide parents access to their child's personal information and allow them to review it and/or have it deleted;

  . give parents the opportunity to prevent further use or collection of information; not require a child to provide more information than is reasonably necessary to participate in an activity; and

  . maintain the confidentiality, security, and integrity of information collected from children.

   We do not knowingly collect and disclose personal information from such minors, and therefore believe that we are fully compliant with COPPA. However, the manner in which COPPA may be interpreted and enforced cannot be fully determined, and thus COPPA and future legislation such as COPPA could subject us to potential liability which in turn would harm our business.

If we fail to maintain our Nasdaq listing, the liquidity of your investment may be adversely affected

   The Nasdaq Small Cap Market on which our common stock is listed has established certain requirements that must be satisfied in order for a company's shares to continue to be listed and traded. Currently, our common stock meets the continued listing requirements. However, we cannot assure that we will always be able to meet the listing requirements in the future. Failure to meet the listing requirements could result in the delisting of our common stock from the Nasdaq Small Cap Market which may adversely affect the liquidity of our shares.

Future sales of our common stock may depress our stock price

   Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of November 30, 2000, we had 10,220,697 shares of common stock outstanding. A significant number of these shares are not publicly traded but are available for immediate resale to the public, subject to certain volume limitations under the securities laws. We also have reserved shares of our common stock as follows:

  . 1,366,761 shares are reserved for issuance upon the conversion of our outstanding shares of Series B preferred stock and 661,941 shares are reserved for issuance upon the exercise of warrants, all of which are eligible for immediate resale upon the effectiveness of our recently filed amendment to our registration statement (registration no. 333-91819);

  . 1,451,550 shares are reserved for issuance upon the conversion of our outstanding shares of Series C preferred stock and 936,156 shares are reserved for issuance upon the exercise of warrants, all of which are eligible for immediate resale upon the effectiveness of a registration statement which we filed concurrently with this report;

  . 409,533 shares are reserved for issuance upon the exercise of other warrants;

  . 3,000,000 shares are reserved for issuance under our 1999 Stock Option
    Plan; and

  . 1,000,000 shares are reserved for issuance under our 2000 Stock Option
    Plan.

   Shares underlying vested options are generally eligible for immediate resale in the public market.

                                     PART I

ITEM 1. BUSINESS

Overview

   MindArrow Systems, Inc. creates, delivers, and tracks targeted multimedia communications over the Internet. The Company's technology is designed to help its clients build stronger relationships with their customers through more efficient and cost-effective communications.

   Our electronic multimedia messages, called eBrochures, are highly compressed self-contained files that can contain high quality audio, video, graphics, animation and hypertext links and are delivered to recipients via email or downloaded from a Web site. The recipient's responses to the message and transactional activities are provided to the client as part of the services we offer through activity reports. eBrochures can be used in place of or in addition to printed brochures and other marketing collateral.

   In addition, we have developed a software product called Virtual Prospector, which is a tool our clients can use to manage marketing campaigns and enable sales representatives to send and track multimedia messages on a one-to-one basis. Virtual Prospector is designed to augment other sales force automation and customer relationship management tools. It is accessed through the Internet using any standard browser and is licensed on a per user basis. The system is designed to operate as an application service provider ("ASP"), whereby we provide computing services from our data center. The first version of Virtual Prospector was released in May 2000.

   Our business was founded in March 1999 and we were a development-stage company through December 31, 1999. In January 2000, principal operations commenced.

Company Strategy

   Target clients. We intend to focus on obtaining clients from the Fortune 1000 that have large sales forces and/or aggressively use the Internet for marketing purposes.

   Establish marketing relationships. We intend to form relationships with companies that enable us to extend and strengthen our sales presence through complementary product offerings. Examples of these companies include vendors of customer relationship management (CRM) software, and advertising agencies (see "Business--Sales & Marketing").

   Expanding our business into global markets. Because we believe that significant commercial opportunities exist outside of the United States, we intend to expand our business to promising global markets, principally through the adoption of our systems and technology by international companies, sending eBrochures globally on behalf of U.S.-based clients and acquiring companies and opening offices in key foreign markets such as Europe and Asia.

   In April 2000, we acquired 90% of Fusionactive.com, Ltd. in exchange for 150,000 shares of our common stock. Fusionactive.com is an advertising company based in Hong Kong, through which we intend to serve Southeast Asia. As our subsidiary, Fusionactive.com is the exclusive provider of our products and services in Hong Kong, Singapore, Korea and China.

Industry Background

   The Internet. The Internet and electronic commerce are fundamentally changing the way businesses interact with customers, prospects, partners, investors, employees and other interested constituents. Companies in almost every industry are using the Internet and electronic commerce to redefine the way that goods and services are marketed, sold and distributed. Some key Internet statistics include:

  . Access: In February 2000, the Strategis Group reported the number of households in the US with Internet access had increased from 14.9 million in 1995 to 46.5 million. By 2005, that number is expected to increase to 90 million.

  . Use: Email is a widely used Internet application. As of December 31,
    1999, there were 78 million active email users in the U.S. aged 13 and over and the number of email boxes was expected to increase from 234 million worldwide in 1998 to 409 million in 1999, according to eMarketer.

  . Commerce: The amount of merchandise sold over the Internet is expected to increase to $3.2 trillion in 2003, according to Forrester Research. Although we do not conduct ecommerce activities directly, this statistic is indirectly applicable to us since our services are dependent on businesses continuing to conduct ecommerce activities.

  . Advertising: U.S. Internet advertising is expected to grow from $2.8 billion in 1999 to $22 billion in 2004, according to Forrester Research.

   This growth has been spurred by developments such as easy-to-use Web browsers, the availability of less expensive multimedia PCs and widespread Internet access, and the emergence of Web-based content and commerce applications. The proliferation of email accounts has enabled businesses to use email as the primary means to communicate with their customers online. For example, email is often used to confirm electronic transactions and to notify customers of important new developments or product offerings.

   Much of the Internet's rapid evolution towards becoming a mass medium can be attributed to the accelerated pace of technological innovation, which has expanded the Web's capabilities and improved users' experiences. Most notably, the Internet has evolved from a mass of static, text-oriented Web pages and email services to a much richer environment, capable of delivering graphical, interactive and multimedia content.

   Remaining Competitive. Many Web sites, particularly consumer-oriented sites, rely on broadcast advertising to encourage current and prospective customers to visit regularly. Concurrently, these companies also conduct regular research or invest in applications to help them understand how customers interact with their Web sites once they have arrived. Our technologies allow companies to deliver targeted multimedia content to their audience via email, reducing the need for broad-based advertising and enabling them to foster a one-to-one relationship with their customers.

   Direct Marketing. Direct marketing, always a significant portion of overall marketing spending, is becoming a significant force on the Internet. Some key statistics include:

  . Overall: Businesses and other organizations spent approximately $285 billion on general advertising in 1998, of which $163 billion (57%) was spent on direct marketing, according to the Direct Marketing Association.

  . Internet-based: According to a study by CE Unterberg Towbin, interactive marketing expenditures will grow from approximately $1 billion in 1998 to an estimated $9 billion in 2003.

   Online marketing allows businesses to cost-effectively target online customers through customized email campaigns. Email did not initially gain wide acceptance as a marketing tool because of concerns regarding privacy and unsolicited communication. With the recent advent of permission-based email, where individuals sign up or "opt-in" to receive information from specific sources on topics of interest to them, email has become an increasingly important direct marketing tool. Email campaigns offer significant advantages over traditional direct mail, including shorter production times, reduced cost and more rapid delivery.

Products and Services

   General. Our proprietary eBrochure technology enables our clients to deliver targeted multimedia content to their customers and prospects via email. eBrochures are highly compressed, multimedia files that combine high quality audio and video, graphics and hypertext links. eBrochures differ from other multimedia delivery systems such as Real Network and QuickTime in that:

  . the recipient is not required to be connected to the Internet when viewing;

  . the recipient is not required to have a high speed or "broadband"
    Internet connection; and

  . the recipient is not required to install any other software to view the eBrochure.

   Our eBrochure technology offers content that is not deliverable via text or graphics. Such content can be entertaining, educational or persuasive. Delivering content desired by affinity groups is an excellent use of the technology.

   Activity tracking, reporting and analysis. Our systems track and report the content viewed by each recipient, including persons to whom the original recipient has forwarded the eBrochure.

   This information allows our clients to accurately measure the interest and attention generated by their sales and marketing efforts, including the so-called viral or "pass-along" impact of their content.

   Immediate customer-initiated feedback. eBrochures are designed to generate immediate feedback using links to Web sites or by collecting information directly through a form included within the eBrochure.

   Web-based technology. Virtual Prospector, our patent-pending system which is deployed over the Internet on an Application Service Provider (ASP) basis, is accessible via any Internet browser and is easy to use, which enables rapid wide-scale deployment.

   Licensed users use the Virtual Prospector system to manage eBrochure deliveries to individuals or groups with whom they have relationships, much the same way individual sales representatives deliver printed brochures and collateral materials to interested parties upon request. Delivering collateral over the Internet is faster, significantly less expensive, and can yield better results than traditional paper collateral delivered via postal or overnight delivery.

   Prior to releasing Virtual Prospector in May 2000, all eBrochure campaigns were managed by us and delivered to our clients' lists of people who have signed up to receive them. Because Virtual Prospector allows our clients to send eBrochures to individuals or groups, we expect that many future eBrochure campaigns will be managed by our clients themselves. However, we expect to continue to provide campaign services for larger campaigns that require more complex management.

   We began distributing promotional eBrochures in August 1999, and to date have completed over 240 eBrochure campaigns on behalf of more than 100 clients. The number of recipients who view the eBrochure as a percentage of those who receive the email message has varied with the category and size of the target group; however, the average view/response rate has been approximately 22%. Of the recipients who viewed an eBrochure, approximately 61% have taken some form of additional action, such as responding to questions, clicking a hypertext link, placing a product order, or forwarding the eBrochure to a third-party.

   Other important aspects. Other important aspects of our products and services include the following:

     Integrate with enterprise systems. We intend to help our clients integrate our Virtual Prospector system with their customer relationship management, sales force automation and enterprise resource planning packages to enable information sharing between the systems.

     View without a current Web connection. Rather than providing streaming multimedia content delivery services in which users must have an active connection to the content provider in order to view rich media content, we deliver eBrochures in a manner that allows end users to view them while not connected to the Internet. In addition, our technologies allow us to provide highly specific feedback on the effectiveness of each campaign to our customers.

   eBrochure Network Deliveries and Tracking. All eBrochures are delivered via our proprietary network, and are generally handled in one of three ways:

  . campaign sends managed by us;

  . campaign or individual sends managed by our clients using our Virtual
    Prospector system; or

  . downloaded directly from web sites.

   eBrochure Activity Tracking and Reporting. eBrochures use industry-standard Web logging techniques to track the effectiveness of a campaign. We gather information about how often each eBrochure is opened and viewed and track the activity on related Web sites that we host.

   At the request of our clients, when a recipient views or interacts with an eBrochure, our servers can recognize the following information:

  . the content viewed by each recipient, including referrals; and

  . whether the initial recipient forwarded the eBrochure to others.

   This information allows our clients to accurately measure the interest and attention generated by each eBrochure.

   eBrochure Consultation and Production. eBrochure consultation and production is managed by our production unit and third-party ad agencies. Audio and video production can involve simple editing or more elaborate on-location filming or special effects. We anticipate that company-licensed third-party firms such as advertising agencies will increasingly provide this service. Consultation charges vary depending on the size, scope and length of a given campaign.

   Reseller Fees. We charge a fee to resellers who join our reseller program. The fee varies based on the territory and generally relates to initial training, eBrochure production and Virtual Prospector licenses.

   Software License Fees. In May 2000, we released the first version of our software product Virtual Prospector, and have begun to license it to companies on a per user basis.

   From inception through September 30, 2000, 20% of our revenue has been generated from per-item charges, 64% has been generated from production consultation fees, 1% has been generated from software licensing fees, and 15% has been generated from third-party reseller fees.

Sales and Marketing

   We have a national team of sales people and are pursuing direct sales and sales via resellers to large, well-established companies in several industries, including, but not limited to:

  . High technology

  . Financial services

  . Automotive

  . Health care

  . High-affinity groups (sports, entertainment, associations)

   In addition, we intend to form relationships with companies that enable us to extend and strengthen our sales presence, as follows:

  . Technology Integration--Our technologies, particularly Virtual
    Prospector, lend themselves to work with, or "integrate" with other products offered by other companies, such as customer relationship management software vendors. We intend to work together with these companies to integrate our products so they work together and provide benefits to our mutual customers.

  . Creative Integration--eBrochures have a creative design component to them. We intend to enlist advertising and media companies to provide eBrochure design services to their clients, who must then use our proprietary network to deliver and track the eBrochures that are created.

  . Resellers--We are developing a network of authorized resellers who extend our reach into their markets.

Intellectual Property

   We regard our copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and we rely on a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with our employees and with third parties to establish and protect our proprietary rights.

   We have filed nineteen patent applications through the U.S. Patent and Trademark Office (USPTO) under the Patent Cooperation Treaty designating all member countries, including the United States, essentially all of Europe, Japan, Korea, China, Canada and Mexico. These patent applications were filed beginning in October 1999 and cover aspects of our proprietary eBrochure authoring software and our network architecture, as well as methods of using eBrochures and related media in marketing. We plan to file additional patent applications in the future with respect to various additional aspects of these and other technologies.

   Our patent applications cover three basic areas of our technology and business. We are attempting to protect various aspects of the eBrochures themselves, including certain downloading and tracking technologies, the multimedia features of eBrochures and production and information gathering methods. We are also attempting to protect various marketing methods associated with eBrochures, including virtual prospecting, email advertising campaigns and email pass along methods. Finally, we are attempting to protect various methods associated with message handling, including the ways in which an email is forwarded and tracked.

   We continue to develop proprietary computer software. We mark our software with copyright notices, and intend to file copyright registration applications where appropriate. We have also filed several federal trademark registration applications for trademarks and service marks we use. In addition, we seek to protect certain proprietary aspects of our products through nondisclosure agreements with our employees, contractors and other third parties. There can, however, be no assurance that any patents, copyright registrations, or trademark registrations applied for by us will be issued, or if issued, will sufficiently protect our proprietary rights.

   We intend to continue to seek patent protection for technologies that we consider important to the development of our business. We also intend to rely upon copyright, trademark, trade secrets, know-how, and continuing technological innovations to develop and maintain a competitive advantage.

Government Regulation

   Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as broadcast license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. The adoption of restrictive laws or regulations could slow Internet growth. The application of existing laws and regulations governing Internet issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty. There can be no assurance that current or new government laws and regulations, or the application of existing laws and regulations (including laws and regulations governing issues such as property ownership, taxation, defamation and personal injury), will not expose us to significant liabilities, slow Internet growth or otherwise hurt us financially.

   We currently do not collect nor do we intend to collect sales or other taxes with respect to the sale of services or products in states and countries where we believe we are not required to do so. We do collect sales and other taxes in the states in which we have offices and believe we are required by law to do so. One or more states or countries have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more states or countries that we should collect sales or other taxes on products and services, or remit payment of sales or other taxes for prior periods, could have a material adverse effect on our business, results of operations and financial condition.

   The Communications Decency Act of 1996 (the "CDA") was enacted in 1996. Although those sections of the CDA that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet were held to be unconstitutional by the U.S. Supreme Court, there can be no assurance that similar laws will not be proposed and adopted. Although we do not currently distribute the types of materials that the CDA may have deemed illegal, the nature of such similar legislation and the manner in which it may be interpreted and enforced cannot be fully determined, and legislation similar to the CDA could subject us to potential liability, which in turn could have an adverse effect on our business, financial condition and results of operations. Such laws could also damage the growth of the Internet generally and decrease the demand for our products and services, which could adversely affect our business, results of operations and financial condition.

Competition

   The market for Internet marketing services is highly competitive and we expect that competition will continue to intensify. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, with wider recognition and more extensive customer bases. However, because the technologies and related service offerings are new and evolving rapidly, our competition is widely distributed among a variety of companies, none of which enjoys a dominant position or market share.

   In addition, we compete with other marketing companies that provide various components of our product and service offerings, including online thin media and streaming media services, as well as traditional media such as television, radio and print, for a share of the total budget for production and distribution of marketing materials and targeted content.

   We compete primarily on our technology and service, and while we don't compete directly on price, we believe that our services provide outstanding return on investment compared to traditional marketing methods or other technologies.

   It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Such competition could materially and adversely affect our ability to obtain revenues from either license or service fees from new or existing customers on terms favorable to us. Further, competitive pressures may require us to reduce the price of our software and services. In either case, our business, operating results and financial condition would be materially and adversely affected. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition and operating results.

Research and Development

   We have developed several proprietary technologies which are used in a variety of Internet-related products and services. These products and services are continually being enhanced to meet the needs of our clients. The Research and Development department is organized by area of interest including Multimedia Development, Database Development, Web Development, and Networking. Each development area requires highly specialized individuals with extensive backgrounds in their respective disciplines.

   Through September 30, 2000, we had incurred $2,541,042 of research and development expenses in the engineering of our software tools and our network.

Employees

   As of December 15, 2000, we had 111 full-time employees. None of our employees are subject to a collective bargaining agreement and we believe that our relations with our employees are good.

ITEM 2. PROPERTIES

   Our headquarters and production facilities are at 101 Enterprise, Suite 340, Aliso Viejo, California 92656. The base rent is $29,642 per month and the lease expires in November 2004. In March 2000, we leased additional sales offices in San Clemente, California at a monthly rent of $3,675 through February 2001. In addition, effective December 1, 1999, we opened an office in New York City, in space we are subleasing for $2,883 per month. In June 2000, we leased space in Aliso Viejo, California to accommodate the growth in our sales organization. The monthly rent is $3,895 and the lease expires in March 2002.

ITEM 3. LEGAL PROCEEDINGS

   Although we have not become a party to any material legal proceeding since MindArrow was founded, we were named as a defendant in a lawsuit filed on March 25, 1999 in the US Bankruptcy Court. The lawsuit arose from an Asset Purchase Agreement, dated November 25, 1998, pursuant to which our predecessor, Wireless Netcom, had proposed to acquire the assets of Voxel, Inc. for $5 million. A dispute about the terms of the agreement arose, and Wireless Netcom did not complete the acquisition. The Bankruptcy trustee then sold the assets of Voxel for $3.2 million and sued Wireless Netcom for the difference. We acquired this lawsuit when we subsequently merged with Wireless Netcom on April 19, 1999. The entire $1.8 million in dispute was recorded as a liability on the books of Wireless Netcom at the time we merged with them.

   On October 27, 1999, the trial judge granted a summary judgment motion in favor of the plaintiffs in the amount of $1.8 million. In January 2000, we appealed the decision and pledged a $2 million certificate of deposit to the court. In July 2000, the bankruptcy trustee accepted our offer to settle this dispute for $1.5 million. In September 2000, the bankruptcy judge approved the settlement and subsequently refunded the balance of the deposit we made with the court. The $300,000 reduction in the liability was recorded as an increase to additional paid-in capital during the year ended September 30, 2000.

   Pursuant to an indemnity agreement, Eric McAfee, one of our significant shareholders who is a director and is also a former officer, has agreed to indemnify us for the $1.5 million settlement and $203,000 in attorney fees on or before March 2001, by either refunding the amounts in cash, or by tendering up to 500,000 shares of common stock, at his option. In order for us to recover value equal to the entire amount due, the market price of our common stock would have to exceed $3.40 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On August 3, 2000, a majority of our stockholders approved and adopted our 2000 Stock Incentive Plan by written consent. Consents covering 6,396,443 shares to approve the 2000 Stock Incentive Plan were received.

   On or about September 15, 2000, we received written consents from a majority of the Series C preferred stockholders approving the designation of Thomas C. Quick as a Series C director to our board. Consents covering 1,027,650 shares were received in favor of Mr. Quick's appointment.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           DESCRIPTION OF SECURITIES

   We are authorized to issue up to 30,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share. We have designated 1,750,000 shares as Series B preferred stock and 3,000,000 shares as Series C preferred stock. As of November 30, 2000, there were issued and outstanding 10,220,697 shares of common stock, 1,366,761 shares of Series B preferred stock, 725,775 shares of Series C preferred stock, options to purchase 3,256,185 shares of common stock and warrants to purchase 1,992,630 shares of common stock.

   The principal United States market for our common stock is the Nasdaq Small Cap Market. Our common stock traded on the OTC Bulletin Board from April 29, 1999 through November 3, 2000. The high and low bid prices for shares of our common stock for each quarter since April 29, 1999 were as follows:

                                                                  Low     High
                                                                 ------ --------
   Fiscal 1999
     Quarter ended June 30, 1999................................  6 1/2 16
     Quarter ended September 30, 1999...........................  7     10

   Fiscal 2000
     Quarter ended December 31, 1999............................  7 1/8 29 1/8
     Quarter ended March 31, 2000............................... 18 7/8 55
     Quarter ended June 30, 2000................................  6     40 15/16
     Quarter ended September 30, 2000...........................  4     10 1/4

--------
Source: www.otcbb.com and www.yahoo.com

   These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. On November 30, 2000, there were approximately 2,300 holders of record of our common stock and 200 holders of record of our preferred stock.

   Since our inception, we have not paid any dividends and have no plans to pay dividends in the foreseeable future.

Common Stock

   Common stockholders are entitled to one vote per share. Subject to the preferences of outstanding preferred stock, common stockholders are entitled to receive dividends, if and when they are declared by our board of directors. If we go out of business and are liquidated, common stockholders will receive their proportionate share of our assets that are available to be distributed, after all other debts have been paid and the preferred stockholders receive their distribution. The common shares have no preemptive, subscription or conversion rights nor may we redeem them.

Series A Preferred Stock

   All shares of Series A preferred stock issued by our predecessor, Wireless Netcom, were converted into shares of common stock upon the merger with eCommercial California.

Series B and Series C Preferred Stock

   The following is a brief summary of the rights, preferences, privileges and restrictions and limitations of the Series B and Series C preferred stock (the "Series B and Series C preferred") as more completely set forth in the Amended and Restated Certificate of Incorporation of the Company:

   Dividends. Dividends will be payable with respect to the holders of Series B and Series C preferred when and if declared by our board of directors and will be non-cumulative. No dividends (other than those payable solely in common stock) will be declared or paid with respect to shares of common stock for any fiscal year until dividends in the aggregate amount of at least $0.90 and $2.25 per share, respectively (as adjusted for any stock splits or recapitalizations), have been paid or declared and set apart with respect to the Series B and Series C preferred during such fiscal year.

   Optional Conversion. The shares of Series B and Series C preferred held by any holder may be converted into shares of common stock at any time upon the stockholder's election. The total number of shares of common stock into which a share of Series B and Series C preferred may be converted shall be determined by dividing the purchase price by the conversion price applicable to the conversion of the Series B and Series C preferred (the "Conversion Price"). The Conversion Price for the Series B preferred is currently equal to the purchase price, resulting in a conversion ratio of one-to-one, and the Conversion Price for the Series C is equal to half the purchase price, resulting in a conversion ratio of one-to-two. See discussion below, "Amendment of Series C Conversion Price." However, the Conversion Price for both the Series B and Series C preferred will be adjusted in the event of stock splits, stock dividends, recapitalizations and similar events occurring with respect to our capital stock. The Conversion Price will also be subject to adjustment in the event of issuances of common stock, or securities convertible into common stock, at less than the Conversion Price, as discussed in more detail below under "Antidilution Protection."

   Amendment of Series C Conversion Price. In response to a decline in the market price of our common stock following the issuance of the Series C preferred, in August 2000 we reduced the Conversion Price of the Series C preferred from $25 to $12.50 per share. In consideration for such reduction of the Conversion Price, holders of our Series C preferred stock executed a general release of all claims. Although the Series C shareholders executed a general release, no actual claims have been asserted against us, and we do not believe that any claims released have merit or that we have any liability with respect to the Series C offering. The amendment of the Series C Conversion Price became effective upon the filing of the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, which required the affirmative vote of a majority of outstanding stock.

   Automatic Conversion. The shares of Series B preferred will be automatically converted into shares of common stock at the then-effective Conversion Price upon:

  . the effective date of a firm commitment, underwritten offering of common stock pursuant to an effective registration statement under the Securities Act, other than a registration relating solely to a transaction under Rule 145 of the Securities Act (or any successor thereto) or to any of our employee benefit plans, generating aggregate proceeds to the Company of not less than $15,000,000 (after deducting underwriters' discounts and all expenses relating to the offering) and with a per share offering price (prior to underwriters' discounts and expenses) of not less than $15.00 per share, as such per share price may be adjusted to reflect stock subdivisions, combinations or dividends with respect to such shares; or

  . the date specified by affirmative vote or written consent or agreement of the holders of not less than two-thirds of the then-outstanding shares of Series B preferred.

   The shares of Series C preferred will be automatically converted into shares of Common Stock at the then-effective Conversion Price upon:

  . the effective date of a firm commitment, underwritten offering of Common Stock pursuant to an effective registration statement under the Securities Act, other than a registration relating solely to a transaction under Rule 145 of the Securities Act (or any successor thereto) or to any employee benefit plan of the Company, generating aggregate proceeds to the Company of not less than $25,000,000 (after deducting underwriters' discounts and expenses) of not less than $40.00 per share, as such per share price may be adjusted to reflect stock subdivisions, combinations or dividends with respect to such shares; or

  . the date specified by affirmative vote or written consent or agreement of the holder of not less than two-thirds of the then-outstanding shares of Series C preferred.

   Antidilution Protection. If, while any Series B or Series C preferred shares are outstanding, the Company issues any common stock or securities convertible into common stock for a price that is less than the Conversion Price of either the Series B or Series C preferred shares at that time (currently $8 and $12.50 per share, respectively), then the Conversion Price of the Series B and Series C preferred shares shall be adjusted downward. The amount by which the respective Conversion Prices will be adjusted downward depends upon how many securities are subsequently issued at below the respective Conversion Prices, and how far below those Conversion Prices those additional securities are issued: the more securities issued, and the lower the price at which they are issued, the greater downward adjustment will be made in the respective Conversion Prices. Specifically, the adjusted Conversion Price will be determined by multiplying the existing Conversion Price by a fraction, the numerator of which shall be the total number of shares outstanding on a fully diluted basis, plus the total number of additional shares that could be purchased at the Conversion Price with the aggregate consideration paid for the additional shares, and the denominator of which shall be the total number of shares outstanding on a fully diluted basis, plus the number of additional shares of common stock so issued.

   For example, if the Company in the future were to issue 1 million additional shares at $10 per share, and 10 million shares were then outstanding on a fully diluted basis, no adjustment would be made to the Series B Conversion Price since the new share price of $10 exceeds the $8 Conversion Price for the Series B shares, and the adjustment to the Series C Conversion Price would be calculated as follows: $12.50 x (10,000,000 + ($10,000,000/$12.50) / 10,000,000
+ 1,000,000) = $12.50 x .98 = $12.25.

   No such adjustment to the respective Conversion Price shall be made with respect to:

  . issuances to our employees, consultants, officers and directors pursuant to stock purchase or stock option plans or agreements or other incentive stock arrangements approved by our board of directors;

  . issuances as consideration in connection with mergers, acquisitions or other business combinations; or

  . issuances in connection with strategic investments, licensing arrangements or debt or equipment financings approved by our board of directors.

   Voting Rights. Holders of shares of Series B and Series C preferred are entitled to vote on all matters submitted to a vote of our stockholders. Each share of Series B and Series C preferred entitles the holder to that number of votes equal to the number of shares of common stock into which such share of Series B and Series C preferred is convertible as of the record date established for the vote of our stockholders. Fractional votes will not, however, be permitted, and any fractional voting rights resulting from the above formula (after aggregating all shares of Common Stock into which shares of Series B and Series C preferred held by each holder could be converted) will be rounded to the nearest whole number (with one-half being rounded upward). Except with respect to the seat on the board of directors allocated to the purchasers of the Series B preferred or as required by law, the Series B preferred will vote together with the common stock and not as a separate class. Except with respect to the two seats on the board of directors allocated to the purchasers of the Series C preferred or as required by law, the Series C preferred will vote together with the common stock and not as a separate class.

   Board Seats. The Company's Amended and Restated Certificate of Incorporation provides for a board of directors that consists of seven members. The holders of the Series B preferred are entitled to elect one person to serve on the Company's board of directors, and holders of the Series C preferred are entitled to elect two persons to serve on the Company's board of directors.

   Protective Covenants. So long as shares of Series B and Series C preferred remain outstanding and for such further period as may be required by law, we will not, without first obtaining the affirmative vote or written consent of the holders of at least a majority of the then outstanding Series B and Series C preferred each voting separately as a class:

  . sell, convey or otherwise dispose of all or substantially all of our assets, merge with or consolidate the Company into another entity, or engage in any other form of corporate reorganization or recapitalization that would require the vote of our shareholders under applicable law;

  . increase the number of authorized shares of Series B and Series C preferred (except as a result of a stock split or combination);

  . effect an exchange, reclassification or cancellation of all or a part of the shares of Series B and Series C preferred (except as a result of a stock split or combination);

  . effect an exchange, or create a right of exchange, of all or part of the shares of another class into shares of Series B and Series C preferred;

  . alter or change the rights, preferences, privileges and restrictions of the Series B and Series C preferred;

  . authorize or issue shares of any class of stock having any rights, preferences or privileges superior to any such right, preference or privilege of the Series B and Series C preferred;

  . authorize or issue shares of stock of any class or any bonds, debentures, notes or other obligations convertible or exchangeable for, or having option rights to purchase, any shares of our stock having any rights, preferences or privileges superior to any right, preference or privilege of the Series B and Series C preferred; or

  . reclassify any other outstanding shares of stock into shares having any right, preference or privilege superior to any such preference or priority of the Series B and Series C preferred.

   Stock Dividends, Subdivisions and Consolidations. In the event we declare or pay any dividend on the common stock payable in shares of common stock, or effect a subdivision or consolidation of the outstanding shares of common stock into a greater or lesser number of shares of common stock, then the number of shares of common stock issuable upon conversion of the Series B and Series C preferred shall be adjusted accordingly.

   Notices of Record Date. In the event that the Company shall propose at any time to:

  . declare any dividend or distribution upon the Common Stock other than distributions to shareholders in connection with the repurchase of shares of former employees or consultants to which at least a majority of the holders of Series B and Series C preferred have consented;

  . to offer for subscription to the holders of any class or series of its capital stock any additional shares of stock of any class or series or any other rights;

  .  to effect any reclassification or recapitalization; or

  . to merge or consolidate with or into any other corporation, or sell, lease or convey all or substantially all its property or business, or to liquidate, dissolve or wind up; then the Company will send to the holders of the Series B and Series C preferred, at least ten days prior written notice of the date on which a record shall be taken for such dividend, distribution, or subscription rights and on which such even shall take place.

   No Impairment. We will not, by amendment of our Certificate of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issuance or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed by us with respect to the Series B and Series C preferred but will at all times in good faith assist in the carrying out of all the provisions of the Amended and Restated Certificate of Incorporation relating to conversion and in the taking of all such action as may be necessary or appropriate in order to protect the conversion rights of the holders of the Series B preferred and Series C preferred against impairment.

   Redemption. Shares of Series B and Series C preferred are not redeemable by us.

   Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series B and Series C preferred shall be entitled to receive, prior and in preference to any distribution to the holders of the common stock, the amount of $8.00 and $25.00, respectively, per share (or as such amount shall be adjusted to reflect subdivisions and combinations of shares and stock dividends) for each share of Series B and Series C preferred then held by them plus an amount equal to all accrued and unpaid dividends (the "Liquidation Amount"). If upon occurrence of any such liquidation, dissolution or winding up the assets and funds available for distribution among the holders of the Series B and Series C preferred shall be insufficient to permit the payment of the full Liquidation Amount, then such assets and funds shall be distributed ratably among the holders of the Series B preferred in proportion to their respective holdings of Series B and Series C preferred. After full payment of the Liquidation Amount has been made to the holders of the Series B and Series C preferred, the remaining assets of the Company, if any, shall be distributed ratably among the holders of the common stock.

   A liquidation, dissolution or winding up of the Company shall be deemed to be occasioned by, or to include, a consolidation, merger or reorganization of the Company with or into any other corporation or entity in which the holders of our outstanding capital stock immediately before that consolidation, merger or reorganization do not retain a majority of the voting power in the surviving corporation immediately thereafter, or a sale, conveyance or disposition of all or substantially all of our assets.

   Registration Rights. Subject to certain restrictions set forth in the Investors' Rights Agreement, if the Company files a registration statement, other than a registration solely with respect to a corporate reorganization or other transaction on Form S-4 (or any successor thereto) or to any employee benefit plan of the Company or a registration on any registration form that does not permit secondary sales, with the Commission, the holder of the shares offered in this offering and the holders of the other Registrable Securities (as defined in the Investors' Rights Agreement) will be entitled to include any of the Registrable Securities held by such persons in such registration up to a maximum of three such "piggy-back" registrations and no more than one such registration in any twelve-month period. In the event that any of such registrations are underwritten, the number of shares of Registrable Securities that the holders thereof may include in such a piggyback registration may be reduced in the underwriters of such registration determine that market factors require such a reduction.

   Subject to certain restrictions set forth in the Investors' Rights Agreement, at any time after the expiration of one year following the closing of the initial underwritten offering of our common stock, the holders of Registrable Securities will be entitled to request that we file a registration statement on Form S-3 with the Commission covering the shares of Registrable Securities held by such holders, provided that the aggregate amount of Registrable Securities to be registered on such Form S-3 shall have an aggregate price to the public of not less than $1,000,000. In the event that any of such registrations are underwritten, the number of shares of Registrable Securities that the holders thereof may include in such a Form S-3 registration may be reduced if the underwriters of such registration determine that market factors require such a reduction.

   In the event that all Registrable Securities are not sold in our underwritten offering, the holders of Registrable Securities not sold may be required to execute "lock-up" agreements pursuant to which they will agree not to transfer or otherwise dispose of any Registrable Securities for a period of up to 180 days from the date of commencement of such underwritten offering without the prior written consent of the managing underwriter of such offering.

Warrants

   We have outstanding warrants to purchase common stock at prices ranging from $5 to $30 per share, expiring at various dates through October 2004. The warrants for shares registered under this Registration Statement include warrants for 396,941 shares issuable at $8 per share expiring at various dates from August 2001 through March 2002, 250,000 shares issuable at $7 per share expiring in October 2004, and 15,000 shares issuable at $11.25 per share expiring in May 2001.

Shares Eligible for Sale

   Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of November 30, 2000, we had 10,220,697 shares of common stock outstanding. A significant number of these shares are not publicly traded but are available for immediate resale to the public, subject to certain volume limitations under the securities laws. We also have reserved shares of our common stock as follows:

  . 1,366,761 shares are reserved for issuance upon the conversion of our outstanding shares of Series B preferred stock and 661,941 shares are reserved for issuance upon the exercise of warrants, all of which are eligible for immediate resale upon the effectiveness of our recently filed amendment to our registration statement (registration no. 333-91819);

  . 1,451,550 shares are reserved for issuance upon the conversion of our outstanding shares of Series C preferred stock and 936,156 shares are reserved for issuance upon the exercise of warrants, all of which are eligible for immediate resale upon the effectiveness of a registration statement which we filed concurrently with this report;

  . 409,533 shares are reserved for issuance upon the exercise of other warrants;

  . 3,000,000 shares are reserved for issuance under our 1999 Stock Option
    Plan; and

  . 1,000,000 shares are reserved for issuance under our 2000 Stock Option
    Plan.

   Shares underlying vested options are generally eligible for immediate resale in the public market.

   The effective date of our first registration statement on Form S-1 under the Securities Act of 1933 (registration no. 333-91819), was August 18, 2000. All of the shares registered pursuant to the registration statement were offered by selling securityholders. Accordingly, we received no proceeds from the sale of any of these shares.

Transfer Agent and Registrar

   The transfer agent and registrar for our common stock is U.S. Stock Transfer Corporation.

Recent Sales of Unregistered Securities

   Transactions prior to April 1999 were initiated by Wireless Netcom and its predecessor company, Rubicon Sports. As described in the following paragraphs, all preferred shares and convertible debt balances were converted into common stock upon the merger of Wireless Netcom and eCommercial California in April 1999. As of December 18, 2000, we had only Series B and Series C preferred stock and common stock outstanding.

   In June 1998, we undertook a private offering of non-interest bearing Promissory Notes (the "Notes") maturing twelve months from the date of issuance. Originally, the Notes were convertible into common stock by each investor no earlier than thirty days following commencement of trading of our common stock on the OTC Bulletin Board. We received subscriptions totaling $500,000 from 11 individual and 3 institutional accredited investors. The investors were Dallas Self, Rick Self, Richard Hennig, Sport of Kings, Carolyn Peterson, IRA, Peterson Family Trust, Marta Modine Solomon, Wilson Peterson, IRA, ICB, Anthony Romano, III, Kirk Olson, Grant Weststeyn, Wagnon and Marguerite Rogers. Concurrent with the merger of Wireless Netcom and eCommercial California, these Notes were converted into 166,667 shares of our common stock.

   In July 1998, we undertook a $500,000 private offering of 6% Convertible Promissory Notes to six individual accredited investors. The investors were Richard Self, Kirk Rand Olson, Anthony N. Romano, III, Pablo & Rhonda Fernandez, Barry & Mrs. Cheryl Christian and Larry W. Fuqua. Originally, the Notes matured twelve months from the date of issuance and were convertible into common stock thirty days following commencement of trading of our common stock on the OTC Bulletin Board. The number of shares into which the

Notes were convertible was determined by dividing the dollar amount of such amount by the preceding five day average closing bid price of the shares, discounted by twenty percent, as quoted on the OTC Bulletin Board. Concurrent with the merger of Wireless Netcom and eCommercial California, these Notes were converted into 166,667 shares of our common stock.

   In April 1999, we undertook a private placement of our common stock, at prices from $1 to $4 per share to 2 institutional and 22 individual accredited investors ("April 1999 Offering"). The April 1999 Offering was made pursuant to the exemptions from registration provided by Section 4(2) of the Act, and Rule 506 promulgated thereunder, and the applicable blue sky laws. We received proceeds of $942,404 and issued 475,118 shares of common stock thereunder. The April 1999 Offering closed in May 1999.

   In April 1999, we issued warrants to purchase 5,200 shares of our common stock to Comerica Bank, in exchange for extended repayment terms related to liabilities we acquired in the acquisition of Zap International. The warrants are exercisable at $5 per share, expire in April 2004, and were issued pursuant to the exemptions from registration provided by Section 4(2) of the Act. At the date of grant, the fair value of the warrants was $1,508.

   In May 1999, we issued warrants to purchase 15,000 shares of our common stock to Zachary Hanson, Jordan Hanson, and Clarke Hanson, as an inducement to become an early customer. The warrants are exercisable at $11.25 per share, expire in May 2001, and were issued pursuant to the exemptions from registration provided by Section 4(2) of the Act. At the date of grant, the fair value of the warrants was $25,950.

   From April through July 1999, we issued 69,859 shares of our common stock to Lockheed Martin Corporation, Four Winds Trading Corp. and eight individuals in exchange for consulting and advisory services. The consultants include Adrian Turcotte, Robert Petersen, Barry Gott, David Jackson, Jeff Olander, Ed Roberts, David Hodkinson and John McMains. The shares were issued pursuant to the exemptions from registration provided by Section 4(2) of the Act. Compensation expense of $294,068 was recognized upon issuance of the shares.

   From April 1999 through September 1999, we issued warrants for the purchase of 231,000 shares of our common stock to nine accredited investors in exchange for financial consulting and advisory services. The warrants have prices ranging from $1 to $10 per share, vesting terms based on achieving various performance criteria and expire at various dates through July 2005. The warrants were issued to Jeff Gold, Mark Rice, Irl Nathan, Laird Kagan, Jim Kaplan, Eric Eisenberg, David Jackson, Kathy Rocklen and Richard Brown. The warrants were issued pursuant to the exemptions from registration provided by
Section 4(2) of the Act. We recognize compensation expense based on the fair value of the warrants as computed using the Black-Scholes option pricing model. The Company has recognized compensation expense of $1,904,628 for these warrants. As of December 18, 2000, 42,793 of these warrants had been forfeited.

   In July 1999, we undertook a private placement of our Series B preferred stock, at a price of $8 per share to 26 institutional and 161 individual accredited investors ("July 1999 Offering"). The July 1999 Offering was made pursuant to the exemptions from registration provided by Section 4(2) of the Act, and Rule 506 promulgated thereunder, and the applicable Blue Sky laws. We received proceeds of $10,153,473 and issued 1,388,073 shares of Series B preferred stock and 635,091 warrants thereunder. We also issued an option to purchase an additional 125,000 shares of Series B preferred at $8.00 per share and receive an additional 12,500 warrants, expiring March 31, 2000. The option was exercised on March 24, 2000. The July 1999 Offering closed in December 1999.

   From October 1999 through August 2000, we issued warrants for the purchase of 1,136,000 shares of our common stock to 24 accredited investors in exchange for financial consulting and advisory services. The warrants bear prices ranging from $5.25 to $30 per share, have vesting terms of up to three years and expire at various dates through August 2006. The warrants were issued to Robert Keefe, Robert Smith, Jack Hazzard,

Michael Levy, Ken Mullins, Robert Fish, Anthony Cosentino, Netimpact, The Gingrich Group, Daniel Tellup, Ruffin Cordell, Charles Preston, Pierre Stroh, Andrew Whitmark, John Ratzenberger, Timothy McMullen, Kevin Temple, Peter Wilson, Kimberly Norton, Online Research Partners, Dan Shapero, KSH Investment Group, Privet Row, Inc., and Highline Capital Partners. The warrants were issued pursuant to the exemptions from registration provided by Section 4(2) of the Act. We recognize compensation expense based on the fair value of the warrants as computed using the Black-Scholes option pricing model. The Company has recognized compensation expense of $1,675,198 for these warrants. As of December 18, 2000, 96,667 of these warrants had been forfeited.

   In March 2000, we undertook a private placement of our Series C preferred stock, at a price of $25 per share to 11 institutional and 6 individual accredited investors ("March 2000 Offering"). The investors were Patricia Quick, Highline Capital International, Highline Capital Partners LP, Thomas Quick and Leslie Quick, Lorenzo Bettino, Cahan Family Holdings LLC, Point West Ventures, International Network Group, Gregory Shlopak, Privet MindArrow Partners LP, Kevin & Ulla Parker JT WROS, Timothy McMullen, Gabelli Global Growth Fund, Gabelli Mighty Mites Fund, PSINet Consulting Solutions Holdings, Inc., United Investors Group, and AC-eCom Two LP. The March 2000 Offering was made pursuant to the exemptions from registration provided by Section 4(2) of the Act, and Rule 506 promulgated thereunder, and the applicable Blue Sky laws. We received proceeds of $18,144,375 and issued 725,775 shares of Series C preferred stock and 145,156 warrants thereunder. The March 2000 offering closed in April 2000.

   In April 2000, we issued 150,000 shares of our common stock in connection with our acquisition of 90% of the outstanding common stock of Fusionactive.com Limited, our Hong Kong-based subsidiary. The shares were issued to Arch International Group Limited, Jamo Lo Ka Chue, Tracy Yau Yuet Ling, Intellectual Partners Limited, Alex Lee Ping Kee and Xiao Feng Group Limited, who were the shareholders of Fusionactive. The shares were issued pursuant to the exemptions from registration provided by Section 4(2) of the Act. The shares were valued at $2,625,000 at the time of issuance.

ITEM 6. SELECTED FINANCIAL DATA

   The following summary financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this report. The Statement of Operations Data for the periods ended September 30, 1999 and 2000 and the Balance Sheet Data as of September 30, 1999 and 2000 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report.

                                           For the period
                                           from inception
                                         (March 26, 1999) to For the year ended
                                         September 30, 1999  September 30, 2000
                                         ------------------- ------------------
Statement of Operations Data
Revenues...............................      $     6,250        $  1,641,895
                                             -----------        ------------
Operating expenses:
  Development..........................          320,766           2,220,276
  Production...........................          139,674           1,038,963
  Sales and marketing..................        1,060,795           7,666,936
  General and administration...........          684,343           6,212,800
  Depreciation and amortization........          173,797           1,527,413
                                             -----------        ------------
    Total operating expenses...........        2,379,375          18,666,388
                                             -----------        ------------
  Operating loss.......................       (2,373,125)        (17,024,493)
Interest income........................           24,274             537,321
Provision for income taxes.............           (1,600)             (1,628)
Minority interest......................              --               20,029
                                             -----------        ------------
  Net loss.............................       (2,350,451)        (16,468,771)
Beneficial conversion feature on
 preferred stock.......................       (1,043,142)        (12,346,440)
                                             -----------        ------------
  Net loss available to common
   stockholders........................      $(3,393,593)       $(28,815,211)
                                             ===========        ============
Net loss per common share outstanding..      $     (0.39)       $      (2.95)
                                             ===========        ============
Weighted average common shares
 outstanding...........................        8,751,760           9,759,222
                                             ===========        ============

                                         September 30, 1999  September 30, 2000
                                         ------------------- ------------------
Balance Sheet Data
Cash and cash equivalents..............      $ 4,744,741        $ 10,762,717
Working capital........................        2,351,053          10,992,679
Total assets...........................        6,820,236          18,607,386
Total liabilities......................        2,543,090           1,932,746
Stockholders' equity...................        4,277,146          16,674,640

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read together with our consolidated financial statements and related notes included elsewhere in this report.

Overview

   Our business was founded in March 1999. We were a development-stage company until December 31, 1999. Principal operations commenced in January 2000. On April 24, 2000, we acquired 90% of Fusionactive.com, Ltd. in exchange for 150,000 shares of our common stock. The results of operations of Fusionactive.com have been included in the consolidated financial statements commencing April 1, 2000. The results of operations of Fusionactive.com from April 1 through April 23 are immaterial to our consolidated results.

   Through September 30, 2000, our revenues were derived from the production and delivery of eBrochures as well as reseller fees and software license fees. eBrochure production services include theme development, eBrochure design and layout, video production, special effects, hyperlink recommendations, hyperlink page design and creation, reporting and sales cycle consultation.

   Revenues are recognized when the consulting or production services are rendered and eBrochures are delivered. We recognize software license fee revenue when persuasive evidence of an agreement exists, the product has been delivered, we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is probable. Fusionactive.com's revenue from media sales is recognized upon placing advertisements. Revenue from consulting is recognized as the services are rendered.

   We record cash receipts from clients and billed amounts due from clients in excess of revenue recognized as deferred revenue. The timing and amount of cash receipts from clients can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period.

   We currently sell our products and services through a direct sales force and a small network of resellers.

Results of operations

   For the period from March 26, 1999 (inception) to September 30, 1999 and for the year ended September 30, 2000, revenues totaled $6,250 and $1,641,895, respectively. The increase from the previous period was due to the commencement of principal operations in January 2000, the release of our Virtual Prospector product in May 2000, and the overall growth of our customer base. During the year ended September 30, 2000, we obtained new contracts, referred to as "bookings," totaling nearly $3.1 million, 50% of which were obtained during the quarter ended September 30, 2000. We track bookings upon receiving an order for products or services, and recognize revenue according to our revenue recognition policy as described above. Accordingly, our production backlog at September 30, 2000, was approximately $1.5 million.

   For the periods ended September 30, 1999 and 2000, our net loss was $2,350,451and $16,468,771, respectively. The loss for both periods can be attributed to development, marketing and selling, and general and administrative expenses incurred to expand our operations. As a result of the beneficial conversion feature on preferred stock of $1,043,142 and $12,346,440, respectively, our net loss available to common stockholders was $3,393,593, or $0.39 per share, and $28,815,211, or $2.95 per share, for the period ended September 30, 1999 and the year ended September 30, 2000, respectively.

   Development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, including consultants, and were focused on continued advancements in multimedia communication technology and development of our proprietary network. Total development costs for the periods ended September 30, 1999 and 2000 amounted to $320,766 and $2,220,276. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term success. We expect development expenses to remain constant in absolute dollars but decrease as a percentage of revenues.

   Production efforts focused on building a team of creative and client service people and producing eBrochures and related Web sites. Total production costs for the periods ended September 30, 1999 and 2000 amounted to $139,674 and $1,038,963, respectively.

   Sales and marketing expenses for the periods ended September 30, 1999 and 2000 amounted to $1,060,795 and $7,666,936, respectively, and consisted primarily of salaries and related expenses for developing our direct and reseller organizations, as well as marketing expenses designed to create and promote brand awareness. Included in this amount for the period ended September 30, 1999 is a non-cash charge of $240,000, which represents the value of the common stock issued upon the signing of an agreement with Lockheed Martin Corporation, and a non-cash charge of $78,780, which represents compensation expense related to the issuance of stock options. Included in the amount for the year ended September 30, 2000 is a non-cash charge of $1,787,035, which represents compensation expense related to the issuance of stock options and warrants. We have invested in a sales and marketing organization that we believe will help add customers and expand revenues. We intend to leverage this investment while aggressively managing our costs of selling. Accordingly, we expect cash-based sales and marketing expenses to remain constant in absolute dollars but decrease as a percentage of revenues. We do not anticipate recording significant stock-based compensation in the future.

   General and administrative costs of $684,343 for the period ended September 30, 1999 and $6,212,800 for the year ended September 30, 2000 primarily included salaries and related expenses for administrative, finance and human resources personnel, professional fees and other corporate expenses related to establishing and expanding our operations. Included in these amounts are non-cash charges of $86,455 for the period ended September 30, 1999 and $1,811,299 for the year ended September 30, 2000, which represent compensation expense related to the issuance of stock options and warrants. We expect cash-based general and administrative expenses to both decrease in absolute dollars and as a percentage of revenues beginning in January 2001. We do not anticipate recording significant stock-based compensation in the future.

   Stock-based compensation increased to $3,611,681 for the year ended September 30, 2000 from $167,923 for the period ended September 30, 1999. This increase was attributable to the fair value of warrants as calculated using the Black-Scholes option pricing model. Amortization of unearned stock-based compensation represents the difference between the exercise price of stock option grants and the deemed fair value of our stock at the time of such grants. Such amounts are amortized over the vesting period for such grants, which is typically three years. At September 30, 2000 we had $310,383 in unearned stock-based compensation scheduled to be amortized as follows:
$169,220 in fiscal year ending September 30, 2001, $141,050 in fiscal year ending September 30, 2002, and $113 in fiscal year ending September 30, 2003.

Recent financings

   In December 1999, we completed a private placement offering of 1,388,073 shares of Series B preferred stock at $8 per share and issued an option to purchase an additional 125,000 shares of Series B preferred at $8.00 per share, which was exercised on March 24, 2000. These shares are convertible into shares of common stock on a one-for-one basis. Gross proceeds amounted to $11,104,584. The shares were sold to approximately 185 accredited investors. Net proceeds to us, after selling commissions of $829,242 and direct offering costs of $121,869, totaled $10,153,473, of which $7,760,492 was received prior to September 30, 1999, and $2,392,981 was received after September 30, 1999. On the initial closing date, the trading price of our common stock was $9.44 per share.

   In April 2000, we completed a private placement offering of 725,775 shares of Series C preferred stock at $25 per share. Gross proceeds amounted to $18,144,375. On the initial closing date, the trading price of our common stock was $51.25 per share. When originally issued, the shares of Series C preferred were convertible into common stock on a one-for-one basis. However, in response to a decline in the market price of our common stock following the issuance of the Series C preferred, in August 2000, we adjusted the conversion ratio to two-for-one. Accordingly, the 725,775 shares of Series C preferred are convertible into 1,451,550 shares of common stock. See "Description of Securities".

Liquidity and sources of capital

   Since our inception, we have funded our operations by selling stock. As of September 30, 2000, our cash position reduced short-term liquidity problems. However, we do not anticipate that monthly revenues will be sufficient to offset expected expenditures until summer 2001. However, we anticipate that we have sufficient cash to fund our operations until then.

   As of September 30, 1999 and 2000, we had current assets of $4,894,143 and $12,925,425, respectively, and current liabilities of $2,543,090 and $1,932,746, respectively. This represents working capital of $2,351,053 at September 30, 1999 and $10,992,679 at September 30, 2000.

   For the period ended September 30, 1999, we used $2,013,188 of cash for operating activities and for the year ended September 30, 2000, we used $13,029,381 of cash for operating activities, which were primarily focused on growing our organizational infrastructure to be able to service our clients. During the same periods, $1,263,133 and $2,829,635, respectively, was used in investing activities, primarily for acquisitions of fixed assets used to expand our technology infrastructure and network. During the periods ended September 30, 1999 and 2000, $8,021,062 and $21,728,172 was provided by financing activities, primarily from issuance of preferred stock.

Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 established standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not believe that SFAS No. 133 or SFAS No. 137 will have a material impact on our consolidated financial statements.

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, or SAB 101, entitled "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for the presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The implementation date of SAB 101 has been deferred until no later than the fourth quarter of fiscal years beginning after December 31, 1999. We do not believe that SAB 101 will have a material impact on our financial position or results of operations.

   In March 2000, the FASB issued Interpretation No. 44, or FIN 44, entitled "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principles Board No. 25, or APB 25. This interpretation clarifies:

  .  the definition of an employee for purposes of applying APB 25;

  . the criteria for determining whether a plan qualifies as a noncompensatory plan;

  . the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and

  . the accounting for an exchange of stock compensation awards in a business combination.

   This interpretation is effective July 1, 2000. We believe that the adoption of FIN 44 will not have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

   Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. As of November 30, 2000, our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held at one financial institution. We do not use derivative financial instruments in our investment portfolio.

   Foreign Currency Exchange Risk. We do not believe that we currently have material exposure to foreign currency exchange risk because of the relative insignificance of our foreign subsidiaries. We intend to assess the need to use financial instruments to hedge currency exposures on an ongoing basis.

   We do not use derivative financial instruments for speculative trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MINDARROW SYSTEMS, INC. AND SUBSIDIARIES:

Report of Independent Certified Public Accountants.........................  32
Consolidated Balance Sheets................................................  33
Consolidated Statements of Operations......................................  34
Consolidated Statements of Changes in Stockholders' Equity.................  35
Consolidated Statements of Cash Flows......................................  36
Notes to Consolidated Financial Statements.................................  37

FUSIONACTIVE.COM LIMITED AND SUBSIDIARIES:

Report of Independent Certified Public Accountants.........................  50
Consolidated Balance Sheets................................................  51
Consolidated Statements of Operations......................................  52
Consolidated Statements of Changes in Stockholders' Equity.................  53
Consolidated Statements of Cash Flows......................................  54
Notes to Consolidated Financial Statements.................................  55

MINDARROW SYSTEMS, INC. AND SUBSIDIARIES:

Unaudited Pro Forma Combined Financial Statement Basis of Presentation.....  59
Unaudited Pro Forma Combined Statement of Operations.......................  60
Supplementary Data.........................................................  61

               Report of Independent Certified Public Accountants

Board of Directors
MindArrow Systems, Inc. and Subsidiaries

   We have audited the accompanying consolidated balance sheets of MindArrow Systems, Inc. and Subsidiaries as of September 30, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from inception (March 26, 1999) through September 30, 1999 and for the year ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MindArrow Systems, Inc. and Subsidiaries as of September 30, 1999 and 2000, and the consolidated results of their operations and their consolidated cash flows for the period from inception (March 26, 1999) through September 30, 1999 and for the year ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP
Reno, Nevada
November 7, 2000

                    MindArrow Systems, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                    September 30, September 30,
                                                        1999          2000
                                                    ------------- -------------
                                     ASSETS
Current Assets:
 Cash..............................................  $ 4,744,741   $10,613,897
 Cash, pledged.....................................          --        148,820
 Accounts receivable...............................       25,500       704,862
 Prepaid expenses..................................      108,961       289,536
 Due from related parties..........................          --        586,522
 Other current assets..............................       14,941       581,788
                                                     -----------   -----------
  Total current assets.............................    4,894,143    12,925,425
Cash, pledged......................................      233,890           --
Fixed Assets, net .................................      936,336     2,891,808
Intangible Assets, net ............................      678,892     2,615,288
Investments........................................          --        100,000
Deposits...........................................       76,975        74,865
                                                     -----------   -----------
  Total assets.....................................  $ 6,820,236   $18,607,386
                                                     ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued liabilities..........  $   312,178   $ 1,356,410
 Customer deposits.................................       30,500       576,336
 Judgment payable from acquired company............    1,800,000           --
 Accounts payable remaining from acquired
  companies........................................      400,412           --
                                                     -----------   -----------
  Total current liabilities........................    2,543,090     1,932,746
                                                     -----------   -----------

Stockholders' Equity:
 Series B Convertible Preferred Stock, $0.001 par
  value; 1,750,000 shares authorized; 1,085,573 and
  1,476,698 shares issued and outstanding as of
  September 30, 1999 and 2000; $8,684,584 and
  $11,813,584 aggregate liquidation preference as
  of September 30, 1999 and 2000 ..................        1,086         1,477
 Series C Convertible Preferred Stock, $0.001 par
  value; 3,000,000 shares authorized; 0 and 725,775
  shares issued and outstanding as of September 30,
  1999 and 2000; $0 and $18,144,375 aggregate
  liquidation preference as of September 30, 1999
  and 2000.........................................          --            726
 Common Stock, $0.001 par value; 20,000,000 and
  30,000,000 shares authorized as of September 30,
  1999 and 2000; 9,536,623 and 10,110,760 shares
  issued and outstanding as of September 30, 1999
  and 2000 ........................................        9,537        10,111
 Additional paid-in capital........................    8,254,591    49,181,513
 Accumulated deficit...............................   (3,393,593)  (32,208,804)
 Unearned stock-based compensation.................     (594,475)     (310,383)
                                                     -----------   -----------
  Total stockholders' equity.......................    4,277,146    16,674,640
                                                     -----------   -----------
                                                     $ 6,820,236   $18,607,386
                                                     ===========   ===========

        The accompanying notes are an integral part of these statements.

                    MindArrow Systems, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the period
                                                  from inception     For the
                                                 (March 26, 1999)  year ended
                                                 to September 30, September 30,
                                                       1999           2000
                                                 ---------------- -------------
Revenues.......................................    $      6,250   $  1,641,895
                                                   ------------   ------------
Operating expenses:
 Development...................................         320,766      2,220,276
 Production....................................         139,674      1,038,963
 Sales and marketing...........................       1,060,795      7,666,936
 General and administration....................         684,343      6,212,800
 Depreciation and amortization.................         173,797      1,527,413
                                                   ------------   ------------
                                                      2,379,375     18,666,388
                                                   ------------   ------------
Operating loss.................................      (2,373,125)   (17,024,493)
Interest income................................          24,274        537,321
Provision for income taxes.....................          (1,600)        (1,628)
Minority interest..............................             --          20,029
                                                   ------------   ------------
  Net loss.....................................      (2,350,451)   (16,468,771)
Beneficial conversion feature on preferred
 stock.........................................      (1,043,142)   (12,346,440)
                                                   ------------   ------------
  Net loss available to common stockholders....    $ (3,393,593)  $(28,815,211)
                                                   ============   ============
Basic and diluted loss per share...............    $      (0.39)  $      (2.95)
                                                   ============   ============
Shares used in computation of basic and diluted
 loss per share................................       8,751,760      9,759,222
                                                   ============   ============


        The accompanying notes are an integral part of these statements.

                   MindArrow Systems, Inc. and Subsidiaries

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                          Series C
                        Series B         Preferred
                    Preferred Stock        Stock         Common Stock      Additional                                 Unearned
                    -----------------  -------------- -------------------    Paid-In    Subscriptions Accumulated   Stock-Based
                     Shares    Amount  Shares  Amount   Shares    Amount     Capital     Receivable     Deficit     Compensation
                    ---------  ------  ------- ------ ----------  -------  -----------  ------------- ------------  ------------
Balance, March
26, 1999........          --   $  --       --  $  --         --   $   --   $       --     $    --     $        --    $     --
Sale of common
stock, net of
issuance costs..          --      --       --     --   4,000,000    4,000          595         --              --          --
Issuance of
common stock for
acquisition of
Zap
International,
Inc. ...........          --      --       --     --   2,640,000    2,640          --          --              --          --
Reclassifications
of $.001 common
stock...........          --      --       --     --  (6,640,000)  (6,640)        (595)        --              --          --
Issuance of
$.001 common
stock in
connection with
reclassification
of equity.......          --      --       --     --   8,758,033    8,758          595         --              --          --
Assumption of
liabilities and
subscription
receivable in
connection with
recapitalization..        --      --       --     --         --       --    (2,570,000)    (47,000)            --          --
Sale of common
stock, net of
issuance costs..          --      --       --     --     475,118      475      941,929         --              --          --
Issuance of
common stock
pursuant to
exercise of
warrants........          --      --       --     --     233,613      234       23,123         --              --          --
Issuance of
common stock at
a discount as
compensation for
services........          --      --       --     --      39,859       40       54,028         --              --          --
Issuance of
common stock as
compensation for
services........          --      --       --     --      30,000       30      239,970         --              --          --
Sales of
preferred stock,
net of issuance
costs...........    1,085,573   1,086      --     --         --       --     7,759,406         --              --          --
Compensation
expense on
option and
warrant grants..          --      --       --     --         --       --       167,923         --              --          --
Unearned
compensation on
option and
warrant grants..          --      --       --     --         --       --       594,475         --              --     (594,475)
Collection of
subscriptions
receivable......          --      --       --     --         --       --           --       47,000             --          --
Beneficial
conversion
feature on
Series B
preferred
stock...........          --      --       --     --         --       --     1,043,142         --       (1,043,142)        --
Net loss........          --      --       --     --         --       --           --          --       (2,350,451)        --
                    ---------  ------  ------- ------ ----------  -------  -----------    --------    ------------   ---------
Balance,
September 30,
1999............    1,085,573   1,086      --     --   9,536,623    9,537    8,254,591         --       (3,393,593)   (594,475)
Sales of
preferred stock,
net of issuance
costs...........      427,500     427  725,775    726        --       --    21,536,203         --              --          --
Issuance of
common stock
pursuant to
exercise of
options and
warrants........          --      --       --     --     322,526      323      188,977         --              --          --
Issuance of
common stock for
acquisition of
Fusionactive.com,
Ltd.............          --      --       --     --     150,000      150    2,624,850         --              --          --
Issuance of
common stock as
compensation for
services........          --      --       --     --      65,236       65      402,220         --              --          --
Conversion of
preferred stock
to common
stock...........      (36,375)    (36)     --     --      36,375       36          --          --              --          --
Reduction in
acquired
liabilities.....          --      --       --     --         --       --       500,645         --              --          --
Compensation
expense on
option and
warrant grants..          --      --       --     --         --       --     3,327,587         --              --      284,092
Beneficial
conversion
feature on
Series B
preferred
stock...........          --      --       --     --         --       --     2,131,466         --       (2,131,466)        --
Beneficial
conversion
feature on
Series C
preferred
stock...........          --      --       --     --         --       --    10,214,974         --      (10,214,974)        --
Net loss........          --      --       --     --         --       --           --          --      (16,468,771)        --
                    ---------  ------  ------- ------ ----------  -------  -----------    --------    ------------   ---------
Balance,
September 30,
2000............    1,476,698  $1,477  725,775 $  726 10,110,760  $10,111  $49,181,513    $    --     $(32,208,804)  $(310,383)
                    =========  ======  ======= ====== ==========  =======  ===========    ========    ============   =========
                       Total
                    ------------
Balance, March
26, 1999........    $       --
Sale of common
stock, net of
issuance costs..          4,595
Issuance of
common stock for
acquisition of
Zap
International,
Inc. ...........          2,640
Reclassifications
of $.001 common
stock...........         (7,235)
Issuance of
$.001 common
stock in
connection with
reclassification
of equity.......          9,353
Assumption of
liabilities and
subscription
receivable in
connection with
recapitalization..   (2,617,000)
Sale of common
stock, net of
issuance costs..        942,404
Issuance of
common stock
pursuant to
exercise of
warrants........         23,357
Issuance of
common stock at
a discount as
compensation for
services........         54,068
Issuance of
common stock as
compensation for
services........        240,000
Sales of
preferred stock,
net of issuance
costs...........      7,760,492
Compensation
expense on
option and
warrant grants..        167,923
Unearned
compensation on
option and
warrant grants..            --
Collection of
subscriptions
receivable......         47,000
Beneficial
conversion
feature on
Series B
preferred
stock...........            --
Net loss........     (2,350,451)
                    ------------
Balance,
September 30,
1999............      4,277,146
Sales of
preferred stock,
net of issuance
costs...........     21,537,356
Issuance of
common stock
pursuant to
exercise of
options and
warrants........        189,300
Issuance of
common stock for
acquisition of
Fusionactive.com,
Ltd.............      2,625,000
Issuance of
common stock as
compensation for
services........        402,285
Conversion of
preferred stock
to common
stock...........            --
Reduction in
acquired
liabilities.....        500,645
Compensation
expense on
option and
warrant grants..      3,611,679
Beneficial
conversion
feature on
Series B
preferred
stock...........            --
Beneficial
conversion
feature on
Series C
preferred
stock...........            --
Net loss........    (16,468,771)
                    ------------
Balance,
September 30,
2000............    $16,674,640
                    ============

       The accompanying notes are an integral part of these statements.

                    MindArrow Systems, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the
                                                     period from
                                                      inception
                                                     (March 26,   For the year
                                                      1999) to        ended
                                                    September 30, September 30,
                                                        1999          2000
                                                    ------------- -------------
Cash flows from operating activities:
 Net loss..........................................  $(2,350,451) $(16,468,771)
 Adjustments to reconcile net loss to net cash used
  in operations:
  Depreciation and amortization....................      173,797     1,527,413
  Non-cash charges due to stock issuances..........      294,068       402,285
  Non-cash charges due to stock option and warrant
   grants..........................................      167,923     3,611,679
  Minority interest................................          --        (20,029)
  Increase in accounts receivable..................      (24,500)     (373,983)
  Increase in prepaid expenses.....................      (98,743)     (180,575)
  Increase in due from related parties.............          --       (586,522)
  Increase in other current assets.................      (14,941)     (566,847)
  (Increase) decrease in deposits..................      (76,975)        2,110
  Decrease in judgment payable from acquired
   company.........................................          --     (1,500,000)
  Increase in accounts payable and accrued
   liabilities.....................................      400,412       777,790
  Decrease in accounts payable from acquired
   companies.......................................     (514,278)     (199,767)
  Increase in customer deposits....................       30,500       545,836
                                                     -----------  ------------
   Net cash used in operations.....................   (2,013,188)  (13,029,381)
                                                     -----------  ------------
Cash flows from investing activities:
 (Increase) decrease in cash--pledged..............     (233,890)       85,070
 Cash acquired in acquisition......................        2,898       122,415
 Purchases of fixed assets.........................     (987,915)   (2,797,880)
 Purchases of patents and trademarks...............      (44,226)     (139,240)
 Increase in investments...........................          --       (100,000)
                                                     -----------  ------------
   Net cash used in investing activities...........   (1,263,133)   (2,829,635)
                                                     -----------  ------------
Cash flows from financing activities:
 Principal payments on notes payable...............     (756,786)          --
 Payment received on subscriptions receivable......       47,000           --
 Proceeds from issuance of preferred stock.........    7,760,492    21,537,356
 Proceeds from issuance of common stock............      970,356       184,916
 Issuance of stock by subsidiary...................          --          5,900
                                                     -----------  ------------
   Net cash provided by financing activities.......    8,021,062    21,728,172
                                                     -----------  ------------
Net increase in cash...............................    4,744,741     5,869,156
Cash, beginning of period..........................          --      4,744,741
                                                     -----------  ------------
Cash, end of period................................  $ 4,744,741  $ 10,613,897
                                                     ===========  ============
Cash paid for income taxes.........................  $       --   $        --
                                                     ===========  ============
Cash paid for interest.............................  $       --   $        --
                                                     ===========  ============
Supplemental disclosure of noncash investing and
 financing activities:
 The Company acquired Zap International, Inc. for
  2,640,000 shares of common stock and
  Fusionactive.com, Ltd for 150,000 shares of
  common stock.....................................  $     2,640  $  2,625,000
                                                     ===========  ============
 Assumption of liabilities in connection with
  recapitalization.................................  $(2,570,000) $        --
                                                     ===========  ============

        The accompanying notes are an integral part of these statements.

                    MindArrow Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1999 and 2000

Note A--The Company and Summary of Significant Accounting Policies


   MindArrow Systems, Inc. creates, delivers, and tracks targeted multimedia communications over the Internet. The Company's technology is designed to help its clients build stronger relationships with their customers through more efficient and cost-effective communications.

   The Company's electronic multimedia messages, called eBrochures(R), combine high-quality video, audio, and graphics into highly compressed, self-contained files that are delivered via email or downloaded from a Web site. The recipient's responses to the message and transactional activities are provided to the client as part of the services offered through activity reports. eBrochures can be viewed without installing any special software and provide consistent, high-quality video regardless of the recipient's Internet connection speed.

   The Company's Virtual Prospector(TM) system manages the instant delivery of eBrochures from an easy-to-use Web browser interface, while real-time tracking provides immediate feedback on who viewed it and the actions they took.

   The Company was founded on March 26, 1999 and incorporated as eCommercial.com, Inc., a California corporation, on April 9, 1999.

   On April 16, 1999, the Company acquired all of the outstanding common stock of Zap International, ("Zap"), in exchange for 2,640,000 shares of our common stock. The transaction was recorded using the purchase method of accounting (see Note G). Pro forma disclosures are not meaningful as Zap did not have significant operations.

   On April 19, 1999, Wireless Netcom, Inc. (a non-operating Nevada corporation) acquired all of the outstanding shares of the Company. For accounting purposes, the acquisition is treated as a recapitalization with the Company as the acquirer (a reverse acquisition). Pro forma information is not presented since the transaction is not a business combination (see Note G).

   Effective March 31, 2000, the Company changed its name from eCommercial.com, Inc. to MindArrow Systems, Inc. and its state of incorporation from Nevada to Delaware. There was no impact to the Company's financial condition or results of operations as a result of the reincorporation and name change.

   On April 24, 2000, the Company acquired majority control of Fusionactive.com, Ltd. ("Fusionactive.com") in exchange for 150,000 shares of common stock. The transaction was recorded using the purchase method of accounting (see Note G).

1. Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The results of operations of Fusionactive.com have been included in the consolidated financial statements commencing April 1, 2000. The results of operations of Fusionactive.com from April 1 through April 23 are immaterial to the overall consolidated results.

2. Revenue Recognition

   Revenues are recognized when the consulting or production services are rendered and eBrochures are delivered. Software license fees are recognized when pervasive evidence of an agreement exists, the product has been delivered, no significant obligations regarding implementation remain, the license fee is fixed or determinable and collection of the fee is probable.

                    MindArrow Systems, Inc. and Subsidiaries

   Through the Company's subsidiary, Fusionactive.com, Ltd, revenue from media is recognized upon placing of advertisements with the media. Revenue from consulting services is recognized as the services are rendered.

   Customers are generally billed in advance of production and delivery of eBrochures. Accordingly, customer deposits include the customer prepayments less the portion of service that has been completed.

   In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB 101.

3. Product Development

   In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company expenses costs associated with software developed or obtained for internal use in the preliminary project stage and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software. Capitalized costs are amortized over their useful life. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, management evaluates the estimated useful life of intangible assets based upon projected future undiscounted cash flows. Other costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred.

4. Depreciation and Amortization

   Property and equipment, including leasehold improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally two to five years. Goodwill, patents, and trademarks are included in intangible assets and carried at cost less accumulated amortization, which is being provided on a straight-line basis over the economic lives of the respective assets, generally three years for goodwill and seven years for patents and trademarks. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairments, if any, based on expected discounted future cash flows.

5. Income Taxes

   Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

   At September 30, 1999 and 2000, the Company had a deferred tax asset of approximately $353,000 and $2,823,000, respectively, resulting from cumulative net operating losses for the period March 26, 1999 through September 30, 1999 and March 26, 1999 through September 30, 2000. The Company has provided for a valuation allowance of $353,000 and $2,823,000 at September 30, 1999 and 2000, respectively. The provision for income taxes on the accompanying Consolidated Statement of Operations represents the minimum California franchise tax.

                    MindArrow Systems, Inc. and Subsidiaries

6. Stock-Based Compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

   The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except requirements regarding certain events that occur after December 15, 1998 or January 12, 2000 but before the effective date should be applied prospectively. FIN 44 will not have a material impact on the Company's financial position, results of operations or cash flows.

7. Basic and Diluted Net Loss Per Share

   Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares were excluded from the computation as their effect was anti-dilutive (see Note H).

8. Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

9. Cash and Cash Equivalents

   All highly liquid instruments with an original maturity of three months or less are considered cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

   As of September 30, 1999, the Company had a $230,400 certificate of deposit account that was pledged to collateralize an irrevocable letter of credit related to the lease for the Company's headquarters. The letter of credit amount decreased by 50% in September 2000 and expires in September 2001. Additionally in December

                    MindArrow Systems, Inc. and Subsidiaries

1999 a second certificate of deposit for $33,420 was pledged related to the New York office space. This lease expired on November 30, 2000 and was not renewed.

10. Concentration of Credit Risk

   Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Substantially all of the Company's cash and cash equivalents are held in one financial institution. As of September 30, 1999 and 2000, the carrying amounts of cash were $4,978,631 and $10,762,717, respectively, and the bank balances were $5,239,321 and $11,239,780, respectively, of which $100,000 was FDIC insured. Accounts receivable are typically unsecured and derived primarily from customers located in the United States and Hong Kong. The Company performs ongoing credit evaluations of its customers and will maintain reserves for potential credit losses as the need arises.

11. Comprehensive Income

   In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income," which has been adopted by the Company. SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As none of these components have impacted the Company, adjustments for comprehensive income have not been made to the accompanying consolidated financial statements.

12. Segments

   The Company has adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected financial information for those segments to be presented in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. To date the Company has viewed their operations as principally one segment. The Company has not yet determined if, as the result of the acquisition of Fusionactive.com, Ltd., it will operate in more than one segment. The following is a summary of significant geographic markets:

                                                            North       Asia
                                                           America    Pacific
                                                          ---------- ----------
     For the period ended September 30, 1999:
       Net revenues...................................... $    6,250 $      --
       Long lived assets.................................  1,789,025        --
     For the year ended September 30, 2000:
       Net revenues......................................  1,223,926    417,969
       Long lived assets.................................  4,686,370  2,619,258

13. Investments

   Investments in companies in which the Company has less than a 20% interest are carried at cost (see Note E). Dividends received from those companies are included in other income. Dividends received in excess of the Company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment.

                    MindArrow Systems, Inc. and Subsidiaries

14. Fair Value of Financial Instruments

   The fair value of financial instruments approximates their carrying amounts.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and in July 1999 issued Financial Accounting Standard No. 137,"Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" (SFAS 137). SFAS 137 delayed the effective date for SFAS 133 to fiscal years beginning after June 15, 2000. The Company does not believe that this statement will have a material effect on its financial position or results of operations.

Note B--Development Stage

   From inception (March 26, 1999) to December 31, 1999, the Company was a development-stage company. In January 2000, principal operations commenced. As shown in the accompanying consolidated financial statements, the Company has recorded a cumulative net loss of $18,819,222 through September 30, 2000. The future of the Company is dependent upon its ability to generate sufficient cash flows from revenues to cover operating costs. The Company anticipates that its existing capital resources will be sufficient to satisfy contemplated cash requirements for at least twelve months.

Note C--Fixed Assets

   Fixed assets, at cost, consist of the following:

                                                     September 30, September 30,
                                                         1999          2000
                                                     ------------- -------------
   Computer equipment...............................   $668,361     $2,250,357
   Office equipment.................................     10,723        167,745
   Furniture and fixtures...........................    118,246        554,382
   Leasehold improvements...........................        --         458,076
   Production equipment.............................        --         244,487
   Software.........................................     21,451        238,728
                                                       --------     ----------
                                                        818,781      3,913,775
   Less accumulated depreciation....................    (58,463)    (1,021,967)
                                                       --------     ----------
                                                        760,318      2,891,808
   Construction in progress.........................    176,018            --
                                                       --------     ----------
                                                       $936,336     $2,891,808
                                                       ========     ==========

Note D--Intangible Assets

   Intangible assets consist of the following:

                                                     September 30, September 30,
                                                         1999          2000
                                                     ------------- -------------
   Patents and trademarks...........................   $  44,226    $  183,466
   Goodwill.........................................     750,000     3,208,387
                                                       ---------    ----------
                                                         794,226     3,391,853
   Less accumulated amortization....................    (115,334)     (776,565)
                                                       ---------    ----------
                                                       $ 678,892    $2,615,288
                                                       =========    ==========

                    MindArrow Systems, Inc. and Subsidiaries

   Goodwill is being amortized on a straight-line basis over three years. Amortization expense of goodwill was $114,583 for the period from inception (March 26, 1999) to September 30, 1999 and $654,674 for the year ended September 30, 2000.

Note E--Investments

   In January 2000, the Company made an equity investment of $100,000 into eContributor.com, an Internet-based fundraising management and donation processing firm.

Note F--Commitments and Contingencies

1. Operating Leases

   In June 1999, the Company entered into a non-cancelable five-year operating lease for its primary facilities in Aliso Viejo, California and took occupancy in December 1999. Rent expense increased to $29,642 per month through May 2002 and $30,878 per month through the remaining term of the lease, which expires in November 2004. The lease contains a five-year renewal option from the date of expiration.

   In June 2000, the Company entered into a non-cancelable 22-month lease for a satellite office in Aliso Viejo, California. The lease calls for monthly rental payments of $3,895 through March 2002.

   The minimum lease payments for operating leases for the years ending September 30 are as follows:

   Year ending September 30,
   -------------------------
   2001............................................................. $  446,804
   2002.............................................................    392,431
   2003.............................................................    380,178
   2004.............................................................    380,178
   2005.............................................................     95,045
   Thereafter.......................................................        --
                                                                     ----------
                                                                     $1,694,636
                                                                     ==========

Rent expense for the period from inception (March 26, 1999) to September 30, 1999 amounted to $43,148. Rent expense for the year ended September 30, 2000 amounted to $655,971.

2. Legal Proceedings

   From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. Except as described below, the Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's consolidated financial position or results of operations.

   The Company was named as a defendant in an action seeking damages, (the "Voxel Claim") in connection with an Asset Purchase Agreement, dated as of November 25, 1998, pursuant to which Wireless Netcom, Inc. had proposed to acquire the assets of Voxel, Inc. Wireless Netcom, Inc. had accrued $1.8 million in estimated damages, a liability the Company assumed in the recapitalization (see Note G). In October 1999, the court ruled in favor of the plaintiffs and awarded them $1.8 million in damages. In January 2000 the Company appealed the judgment and pledged a $2 million certificate of deposit with the court. In July 2000, the bankruptcy trustee accepted the Company's offer to settle the dispute for $1.5 million. The bankruptcy judge approved the settlement in August 2000 and the $500,000 balance of the deposit made with the court, included in other current assets on the accompanying Consolidated Balance Sheet, was returned to the Company in October 2000.

                    MindArrow Systems, Inc. and Subsidiaries

   Pursuant to an indemnity agreement, a significant shareholder who is also a director, has agreed to indemnify the Company for the $1.5 million paid to the plaintiffs, plus $203,000 in legal fees on or before March 2001, by either refunding the amounts in cash, or by tendering up to 500,000 shares of common stock, at his option. In order for the Company to recover value equal to the entire amount due, the market price for the Company's common stock would have to exceed $3.40 per share.

Note G--Acquisition

1. Acquisition of Zap International, Inc.

   On April 16, 1999, the Company completed the acquisition of all outstanding shares of Zap International, Inc. ("Zap"), for 2,640,000 shares of Common Stock. Zap was a software company which had developed technology that enabled generation of highly compressed multimedia files that combine audio, video, graphics and hypertext links, and form the foundation of eBrochures. The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Zap is now a wholly owned subsidiary of the Company.

   The total purchase price of the acquisition was $2,640, which is 2,640,000 shares at a value of $.001. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Goodwill has resulted from the excess costs over fair value of net assets acquired.

   Goodwill.......................................................... $ 750,000
   Tangible assets acquired..........................................     1,000
   Liabilities assumed...............................................  (748,360)
                                                                      ---------
                                                                      $   2,640
                                                                      =========

2. Recapitalization

   On April 19, 1999, Wireless Netcom, Inc. (a Nevada corporation) acquired all of the outstanding common stock of the Company. For accounting purposes, the acquisition is treated as a recapitalization with the Company as the acquirer (a reverse acquisition). Pro forma information is not presented since the transaction is not a business combination. The founding stockholders of eCommercial.com., Inc. exchanged their common stock for 6,640,000 shares of common stock (approximately 76% of the outstanding common stock) of Wireless Netcom, Inc. In connection with the recapitalization, Wireless Netcom, Inc. changed its name to eCommercial.com, Inc., and the Company assumed liabilities of $2,570,000.

3. Acquisition of Fusionactive.com Ltd.

   On April 24, 2000, the Company completed the acquisition of 90% of the outstanding shares of Fusionactive.com Ltd., an advertising company based in Hong Kong, through which the Company intends to serve Southeast Asia. The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition.

                    MindArrow Systems, Inc. and Subsidiaries

   The total purchase price of the acquisition was $2,625,000 for which the Company issued 150,000 shares of common stock valued at $17.50 per share. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Goodwill has resulted from the excess costs over fair value of net assets acquired.

   Goodwill ........................................................ $2,458,387
   Tangible assets acquired ........................................    451,568
   Liabilities assumed..............................................   (266,442)
   Minority Interest in Subsidiary Company..........................    (18,513)
                                                                     ----------
                                                                     $2,625,000
                                                                     ==========

   The following unaudited pro forma results of operations assume the acquisition discussed above occurred on January 1, 1999. The pro forma results have been prepared using the historical financial statements of the Company and Fusionactive.com. The unaudited pro forma results give effect to amortization of goodwill arising from the transaction.

                                                      For the    For the year
                                                   period ended      ended
                                                   September 30, September 30,
                                                       1999          2000
                                                   ------------- -------------
   Revenues.......................................  $   932,835  $  2,237,009
   Net loss.......................................   (3,265,550)  (16,881,920)
   Beneficial conversion feature on preferred
    stock.........................................   (1,043,142)  (12,346,440)
   Net loss available to common stockholders......   (4,308,692)  (29,228,360)
   Basic and diluted loss per share...............  $     (0.48) $      (2.99)

   The above pro forma financial information does not purport to be indicative of the results of operations had the acquisition of Fusionactive.com actually taken place on January 1, 1999, nor is it intended to be a projection of future results or trends.

Note H--Stockholders' Equity

1. Series B and C Convertible Preferred Stock

   As of December 31, 1999, the Company had issued 1,388,073 shares of Series B preferred stock for $8 per share in a private placement which closed in December 1999. Net proceeds were $10,153,473.

   In October 1999, the Company entered into a strategic investment agreement with @ONEX LLC, ("Onex"). Under the terms of the agreement, Onex made a $1,000,000 investment into the private placement of Series B preferred stock, and had the option to invest another $1,000,000 under the same terms. The option was exercised on March 24, 2000. Further, Onex received warrants to purchase 250,000 shares of common stock at the price of $7 per share.

   As of September 30, 2000, the Company had issued 725,775 shares of Series C preferred stock for $25 per share. Proceeds were $18,144,375. Dividends are payable to holders of Series B and C preferred stock when and if declared by the Company and will be non-cumulative. No dividends (other than those payable solely in common stock) will be declared or paid with respect to shares of common stock until dividends in the aggregate amount of at least $0.90 and $2.25 per share, have been paid or declared on the Series B and C preferred, respectively.

                    MindArrow Systems, Inc. and Subsidiaries

   Holders of shares of Series B and C preferred are entitled to vote on all matters submitted to a vote of the stockholders. Each share of Series B and C preferred entitles the holder to the number of votes equal to the number of shares of common stock into which the Series B and C preferred is convertible as of the record date established for the vote of the stockholders.

   Each share of Series B preferred may be converted into one share of common stock at any time upon the stockholder's election. During the year ended September 30, 2000, 36,375 shares of Series B preferred stock were converted into 36,375 shares of common stock. The remaining shares of Series B preferred will be automatically converted into shares of common stock upon (i) the effective date of a firm commitment, underwritten public offering of common stock pursuant to an effective registration statement under the Securities Act, other than a registration relating solely to a transaction under Rule 145 of the Securities Act or to any employee benefit plan of the Company, generating aggregate proceeds to the Company of not less than $15,000,000 (after deducting underwriters' discounts and all expenses relating to the offering) and with a per share offering price (prior to underwriters' discounts and expenses) of not less than $15.00 per share, as such per share price may be adjusted to reflect stock subdivisions, combinations or dividends with respect to such shares, or
(ii) the date specified by affirmative vote or written consent or agreement of the holders of not less than two-thirds ( 2/3) of the then outstanding shares of Series B preferred.

   In connection with the issuance of the Series B preferred stock for the period ended September 30, 1999, the Company evaluated whether a beneficial conversion feature existed on the date of issuance, as defined in the Emerging Issues Task Force (EITF) 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". The proceeds received in conjunction with the issuance were first allocated to the $307,852 fair value of the warrants, as calculated using the Black-Scholes model. The remaining proceeds of $8,387,271 were allocated to the preferred stock. This amount was then compared to the fair market value of the shares determined by the market price on the date of issuance. The difference of $1,043,142 has been recognized as a beneficial conversion feature on the Series B preferred stock which increases the net loss available to common stockholders and increases additional paid in capital.

   In connection with the issuance of the Series B preferred stock for the period ended September 30, 2000 the Company evaluated whether a beneficial conversion feature existed on the date of issuance, as defined in the EITF 98-
5. The proceeds received in conjunction with the issuance were first allocated to the $2,067,492 fair value of the warrants, as calculated using the Black-Scholes model. The remaining proceeds of $2,131,466 were allocated to the preferred stock. This amount was then compared to the fair market value of the shares determined by the market price on the date of issuance. The difference of $2,131,466 has been recognized as a beneficial conversion feature on the Series B preferred stock which increases the net loss available to common stockholders and increases additional paid in capital.

   In response to a decline in the market price of its common stock following the issuance of the Series C preferred, the Company reduced the conversion price of the Series C preferred from $25 to $12.50 per share. In consideration for such reduction of the conversion price, holders of Series C preferred stock executed a general release of all claims. Although the Series C shareholders executed a general release, no actual claims have been asserted against the Company, and the Company does not believe that any claims released are meritorious or that the Company has any liability with respect to the Series C offering.

   The change in conversion terms on the Series C preferred stock had no impact on the financial statements since the conversion feature on the date of the change was in excess of the fair market value of the underlying common stock. The shares of Series C preferred will be automatically converted into shares of common stock upon (i) the effective date of a firm commitment, underwritten public offering of common stock pursuant to an effective registration statement under the Securities Act, other than a registration relating solely to a transaction under Rule 145 of the Securities Act or to any employee benefit plan of the Company, generating aggregate

                    MindArrow Systems, Inc. and Subsidiaries proceeds to the Company of not less than $25,000,000 (after deducting underwriters' discounts and all expenses relating to the offering) and with a per share offering price (prior to underwriters' discounts and expenses) of not less than $40.00 per share, as such per share price may be adjusted to reflect stock subdivisions, combinations or dividends with respect to such shares, or
(ii) the date specified by affirmative vote or written consent or agreement of the holders of not less than two-thirds ( 2/3) of the then outstanding shares of Series C preferred.

   In connection with the issuance of the Series C preferred stock for the period ended September 30, 2000, the Company evaluated whether a beneficial conversion feature existed on the date of issuance, as defined in the EITF 98-
5. The proceeds received in conjunction with the issuance were first allocated to the $1,234,346 fair value of the warrants, as calculated using the Black-Scholes model. The remaining proceeds of $16,997,434 were allocated to the preferred stock. This amount was then compared to the fair market value of the shares determined by the market price on the date of issuance. The difference of $10,214,974 has been recognized as a beneficial conversion feature on the Series C preferred stock which increases the net loss available to common stockholders and increases additional paid in capital.

   In the event of liquidation, the holders of the Series B and C preferred shall be entitled to receive, prior to and in preference to any distributions to the holders of common stock, $8.00 per share of Series B and $25.00 per share of Series C preferred plus any accrued but unpaid dividends if and when declared by the Board of Directors.

   In connection with the private placement of Series B preferred stock, warrants to purchase 397,591 shares of common stock at $8 per share were granted to investors and the placement agent. These warrants expire in August to December 2001.

   In connection with the private placement of Series C preferred stock, warrants to purchase 145,156 shares of common stock at $12.50 per share were granted to investors. These warrants expire in April 2001.

2. Common Stock

   Upon initial incorporation, the Company issued 4,000,000 shares of common stock with a par value of $0.001 to its founders. It subsequently issued 475,118 shares in a private placement. Net proceeds from both transactions were $946,999.

   During the period from inception (March 26, 1999) to September 30, 1999, a total of 233,613 shares of common stock were issued upon warrant exercises. Total proceeds amounted to $23,357. During the year ended September 30, 2000, 322,526 shares were issued upon warrant and option exercises. Total proceeds amounted to $189,300.

   During the period from inception (March 26, 1999) to September 30, 1999, a total of 69,859 shares were issued as compensation for services. The Company recorded compensation expense in the amount of $294,068. During the year ended September 30, 2000, 65,236 shares were issued as compensation for services. The Company recorded $402,285 of compensation expense.

3. Warrants

   At the time of the Company's acquisition of Zap, warrants to purchase 5,200 shares of common stock at $5 per share were granted to a former Zap creditor. These warrants expire in April 2004. In connection with the issuance of the warrants, the Company recognized an expense of $1,508, which was the fair value of the warrants at the time of issuance.

                    MindArrow Systems, Inc. and Subsidiaries

   In connection with the private placement of common stock, warrants to purchase 183,500 shares were granted at exercise prices ranging from $0.10 per share to $0.50 per share, all of which had been exercised as of September 30, 2000.

   Warrants to purchase 15,000 shares of common stock at $11.25 per share were granted to a customer. They expire in May 2001. In connection with the issuance of the warrants, the Company recognized an expense of $25,950, which was the fair value of the warrants at the time of issuance.

   Warrants to purchase 250,000 and 397,591 shares of common stock at $7 and $8 per share were issued in connection with the placement of the Series B preferred stock. In addition, warrants to purchase 145,156 shares of common stock at $12.50 per share were issued in connection with the placement of the Series C preferred stock.

   The fair value of the warrants issued with the Series B preferred stock was estimated at $307,852 as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the period ended September 30, 1999: dividend yield of 0.0%, expected volatility of 50%, risk free interest rate of 6.5%, and an expected holding period from 1 to 3 years.

   The fair value of warrants issued with the Series B and Series C preferred stock was estimated at $2,067,492 and $1,234,346, respectively, as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended September 30, 2000: dividend yield of 0.0%, expected volatility of 50%, risk free interest rate of 6.5%, and an expected holding period from 1 to 3 years.

   During the period ended September 30, 1999, the Company issued warrants to purchase 231,000 shares of common stock to several consultants. The warrants are exercisable at prices ranging from $1 per share to $10 per share, vest based on achieving various performance criteria and expire at various dates through April 2005. At September 30, 1999 and 2000, 131,000 and 201,000 of these warrants had vested. The Company recognizes compensation expense based on the fair value of the warrants as computed using the Black-Scholes option pricing model. The Company recognized compensation expense of $132,028 for the period ended September 30, 1999 and $1,772,600 for the year ended September 30, 2000. At September 30, 2000, 42,793 of the warrants had been forfeited and 101,000 remained outstanding.

   During the year ended September 30, 2000, the Company issued warrants to purchase 1,136,000 shares of common stock to several consultants. The warrants are exercisable at various prices ranging from $8 per share to $30 per share, vest generally over three years and expire at various dates through May 2006. At September 30, 2000, 549,033 of these warrants had vested. The Company recognizes compensation expense based on the fair value of the warrants, as computed using the Black-Scholes option pricing model. The Company recognized compensation expense of $1,675,198 for the year ended September 30, 2000. At September 30, 2000, 96,667 of the warrants had been forfeited and the remaining 490,300 warrants remained unvested and outstanding.

   As of September 30, 1999 and 2000, a total of 470,987 and 1,952,630 warrants were outstanding, with exercise prices ranging from $0.10 to $30.00 and expiring at various times through May 2006.

4. Options

   In April 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). As amended, the 1999 Plan reserves 3,000,000 shares of common stock for grants to employees, directors and consultants to continue their service to the Company. In August 2000, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan reserves 1,000,000 shares of common stock for grants to employees, directors and consultants to continue their service to the Company.

                    MindArrow Systems, Inc. and Subsidiaries

   Pursuant to the consummation of the reverse merger of Wireless Netcom, the Company assumed and discontinued the Wireless Netcom 1997 Stock Option Plan (the "Wireless Plan"). There were no outstanding options under the Wireless Plan.

   Under the Plans, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options and stock purchase rights may be granted to consultants, employees, directors, and officers of the Company. Options granted under the Plan are for periods not to exceed ten years and must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant, as determined by the Board of Directors. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant, as determined by the Board of Directors. Options granted under the Stock Plan generally vest 33% after the first year of service and ratably each quarter over the remaining twenty-four month period.

   The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plan, consistent with the method prescribed by SFAS No. 123, net income and income per share would have been changed to the pro forma amounts indicated below:

                                            Period ended        Year ended
                                         September 30, 1999 September 30, 2000
                                         ------------------ ------------------
   Net loss--
     As reported........................    $(2,350,451)       $(16,453,319)
     Pro forma..........................     (2,499,968)        (17,479,158)
   Net loss available to common
    stockholders--
     As reported........................    $(3,393,593)       $(28,799,759)
     Pro forma..........................     (3,543,110)        (29,825,598)
   Basic and diluted loss per share--
     As reported........................    $     (0.39)       $      (2.95)
     Pro forma..........................          (0.40)              (3.06)

   The fair value of the Company's stock options was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the period ended September 30, 1999 and 2000: dividend yield of 0.0%, expected volatility of 50%, risk free interest rate of 6.5%, and an expected holding period from 1 to 3 years. The following table summarizes activity under the Company's stock option plan:

                                 Period ended                 Year ended
                              September 30, 1999          September 30, 2000
                          --------------------------- ---------------------------
                                     Weighted Average            Weighted Average
                           Shares     Exercise Price   Shares     Exercise Price
                          ---------  ---------------- ---------  ----------------
Outstanding at beginning
 of period..............        --          --        1,839,500       $2.70
Granted.................  1,900,500       $2.65       1,658,600        9.77
Exercised...............        --          --         (129,166)       1.00
Forfeited/expired.......    (61,000)       1.11        (367,100)       6.54
                          ---------                   ---------
Outstanding at end of
 period.................  1,839,500       $2.70       3,001,834       $6.19
                          =========                   =========
Weighted average fair
 value of options
 granted during period..      $1.06                       $2.57
                          =========                   =========

                    MindArrow Systems, Inc. and Subsidiaries

                                 Stock Options Outstanding at    Stock Options Exercisable
                                      September 30, 1999           at September 30, 1999
                               --------------------------------- --------------------------
       Range of                Weighted Average Weighted Average           Weighted Average
   Exercise Prices    Shares   Contractual Life  Exercise Price   Shares    Exercise Price
   ---------------   --------- ---------------- ---------------- --------- ----------------
   $1.00 to $4.00    1,403,000       5.0             $ 1.11        259,666      $ 1.00
   $7.00 to $10.00     436,500       5.9               7.83            --          --
                     ---------                                   ---------
                     1,839,500       5.2             $ 2.70        259,666      $ 1.00
                     =========                                   =========

                                 Stock Options Outstanding at    Stock Options Exercisable
                                      September 30, 2000           at September 30, 2000
                               --------------------------------- --------------------------
       Range of                Weighted Average Weighted Average           Weighted Average
   Exercise Prices    Shares   Contractual Life  Exercise Price   Shares    Exercise Price
   ---------------   --------- ---------------- ---------------- --------- ----------------
   $1.00 to $4.00    1,191,834       3.9             $ 1.13        931,761      $ 1.06
   $7.00 to $10.00   1,391,000       5.3               7.37        123,834        7.80
   $12.00 to $15.00    283,000       5.3              12.75         50,000       12.88
   $23.00 to $25.00    136,000       5.4              24.81            --          --
                     ---------                                   ---------
                     3,001,834                       $ 6.19      1,105,595      $ 2.35
                     =========                                   =========

   The Company recorded compensation expense in the amount of $35,895 related to stock options for the period ended September 30, 1999, and $163,883 for the year ended September 30, 2000. As of September 30, 2000, $310,383 remains to be amortized over the remaining vesting periods of the options.

Note I--Employment Contracts

   The Company has employment agreements with two employees, one of whom is currently an executive officer and one of whom is a former executive officer, and consulting agreements with two former executive officers. The agreements generally continue until terminated by the individual or the Company, and provide for severance payments under certain circumstances. As of September 30, 1999 and 2000, if all of the individuals under these contracts were to be terminated by the Company, the Company's liability would be approximately $1.3 million and $1.8 million, respectively.

Note J--Profit Sharing Plan

   Effective October 1, 1999, the Company implemented a 401(k) Profit Sharing Plan (the "Plan") for its full-time employees. Each participant in the Plan may elect to contribute from 1% to 17% of his or her annual compensation to the Plan. The Company does not yet make matching contributions. However, at its option, the Company may match employee contributions at a rate of 25%, up to 6% of the Employee's salary. Employee contributions are fully vested, whereas vesting in matching Company contributions occurs at a rate of 33.3% per year of employment.

               Report of Independent Certified Public Accountants

To the Board of Directors and the Stockholders of Fusionactive.com Limited and
Subsidiaries:
(formerly Fusion Advertising Limited)

   We have audited the accompanying consolidated balance sheets of Fusionactive.com Limited and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fusionactive.com Limited and Subsidiaries (formerly Fusion Advertising Limited) as of December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.

   As more fully explained in footnote A, Fusionactive.com Limited was incorporated for the purpose of acquiring an interest in two subsidiaries on February 23, 2000. One of these subsidiaries had no substantial operations up to December 31, 1999 and accordingly our audit reports include only the results of the other subsidiary, Fusion Advertising Limited.

Grant Thornton
Certified Public Accountants
Hong Kong
August 11, 2000

                   Fusionactive.com Limited and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                          December 31, December 31,  March 31,
                                              1999         1998        2000
                                          ------------ ------------ -----------
                                                                    (Unaudited)
                                    ASSETS
Current assets:
 Cash....................................  $ 129,509    $ 326,750    $ 122,415
 Accounts receivable, net of allowance
  for doubtful accounts of $61,538, $0
  and $61,538 at December 31, 1999, 1998
  and March 31, 2000 respectively........    314,975      263,261      305,379
 Amount due from a director..............     51,734          --           --
                                           ---------    ---------    ---------
  Total current assets...................    496,218      590,011      427,794
Property, plant and equipment, net.......     25,581       86,653       23,774
Other investment.........................     20,769       20,769          --
                                           ---------    ---------    ---------
  Total assets...........................  $ 542,568    $ 697,433    $ 451,568
                                           =========    =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses...  $ 187,745    $ 236,347    $ 113,428
 Amount due to a director................        --           --        24,809
 Accrued dividends.......................        --           --       128,205
                                           ---------    ---------    ---------
  Total current liabilities..............    187,745      236,347      266,442
                                           ---------    ---------    ---------

Stockholders' equity:
 Authorized 5,000 ordinary shares
  @HK$100 each
  Issued and fully paid 1,200 ordinary
   shares................................     15,385       15,385          --
 Authorized 66,250 ordinary shares
  @US$1 each
  Issued and fully paid 50,000 ordinary
   shares................................        --           --        50,000
 Additional paid-in capital..............        --           --        15,385
 Retained earnings.......................    339,438      445,701      119,741
                                           ---------    ---------    ---------
  Total stockholders' equity.............    354,823      461,086      185,126
                                           ---------    ---------    ---------
  Total liabilities and stockholders'
   equity................................  $ 542,568    $ 697,433    $ 451,568
                                           =========    =========    =========


        The accompanying notes are an integral part of these statements.

                   Fusionactive.com Limited and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the year For the year For the three For the three
                             ended        ended     months ended  months ended
                          December 31, December 31,   March 31,     March 31,
                              1999         1998         2000          1999
                          ------------ ------------ ------------- -------------
                                                            (Unaudited)
Revenues.................  $  926,585   $1,542,134    $199,060      $ 161,582
                           ----------   ----------    --------      ---------
Operating expenses:
  Production.............     410,229      614,648     112,627         55,542
  General and
   administration........     605,910      970,240     155,693        205,091
  Depreciation...........      42,307      115,943       5,999         10,577
                           ----------   ----------    --------      ---------
                            1,058,446    1,700,831     274,319        271,210
                           ----------   ----------    --------      ---------
Operating loss...........    (131,861)    (158,697)    (75,259)      (109,628)
Interest income..........       5,892       11,892         --               8
Miscellaneous income.....      16,881       48,873       4,536          9,522
Income tax credit........       2,825       15,513         --             --
                           ----------   ----------    --------      ---------
    Net loss.............  $ (106,263)  $  (82,419)   $(70,723)     $(100,098)
                           ==========   ==========    ========      =========




        The accompanying notes are an integral part of these statements.

                   Fusionactive.com Limited and Subsidiaries

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                               Additional
                                      Common    Paid-in   Retained
                                      Stock     Capital   Earnings     Total
                                     --------  ---------- ---------  ---------
Balance as of January 1, 1998....... $ 15,385   $    --   $ 528,120  $ 543,505
Net loss for the year...............      --         --     (82,419)   (82,419)
                                     --------   --------  ---------  ---------
Balance as of December 31, 1998.....   15,385        --     445,701    461,086
Net loss for the year...............      --         --    (106,263)  (106,263)
                                     --------   --------  ---------  ---------
Balance as of December 31, 1999.....   15,385        --     339,438    354,823
Dividend declared...................      --         --    (128,205)  (128,205)
Property dividend...................      --         --     (20,769)   (20,769)
Issuance of US$1 common stock.......   50,000        --         --      50,000
Reclassification of HK$100 common
 stock..............................  (15,385)    15,385        --         --
Reclassification of US$1 common
 stock..............................  (50,000)    50,000        --         --
Reclassification of US$1 common
 stock in connection with the
 investments in subsidiaries........   35,000    (35,000)       --         --
Reclassification of US$1 common
 stock to founders for services.....   15,000    (15,000)       --         --
Net loss of the period..............      --         --     (70,723)   (70,723)
                                     --------   --------  ---------  ---------
Balance as of March 31, 2000
 (unaudited)........................ $ 50,000   $ 15,385  $ 119,741  $ 185,126
                                     ========   ========  =========  =========




        The accompanying notes are an integral part of these statements.

                   Fusionactive.com Limited and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the      For the
                             For the year For the year three months three months
                                ended        ended        ended        ended
                             December 31, December 31,  March 31,    March 31,
                                 1999         1998         2000         1999
                             ------------ ------------ ------------ ------------
                                                              (Unaudited)
Cash flows from operating
 activities:
 Net loss..................   $ (106,263)  $ (82,419)   $ (70,723)   $(100,098)
 Adjustments to reconcile
  net loss to net cash
  (used in)/provided by
  operating activities:
  Depreciation and
   amortization............       42,307     115,943        5,999       10,577
  Loss on disposal of
   equipment...............       25,041         --           --           --
  Decrease in deferred
   income taxes............          --      (19,017)         --           --
  General provision for bad
   debt....................       61,538         --           --           --
Change in assets and
 liabilities:
  (Increase) Decrease in
   accounts receivable.....     (113,252)    511,071        9,596      117,965
  (Increase) Decrease in
   amount due from a
   director................      (51,734)     32,707       76,543       25,334
  Increase in prepaid
   income taxes............          --       (7,967)         --           --
  Decrease in accounts
   payable and accrued
   expenses................      (48,602)   (500,070)     (74,317)    (216,621)
                              ----------   ---------    ---------    ---------
   Net cash (used
    in)/provided by
    operating activities...     (190,965)     50,248      (52,902)    (162,843)
                              ----------   ---------    ---------    ---------
Cash flows from investing
 activities:
 Proceeds from sales of
  equipment................          847         --           --           --
 Purchases of property,
  plant and equipment......       (7,123)       (872)      (4,192)        (731)
                              ----------   ---------    ---------    ---------
Net cash used in investing
 activities................       (6,276)       (872)      (4,192)        (731)
                              ----------   ---------    ---------    ---------
Cash flows from financing
 activities:
 Proceeds from issuance of
  common stock.............          --          --        50,000          --
                              ----------   ---------    ---------    ---------
(Decrease) Increase in
 cash......................     (197,241)     49,376       (7,094)    (163,574)
Cash at beginning of year..      326,750     277,374      129,509      326,750
                              ----------   ---------    ---------    ---------
Cash at end of year........   $  129,509   $ 326,750    $ 122,415    $ 163,176
                              ==========   =========    =========    =========
Supplemental disclosure of
 non cash financing
 activities:

   Fusionactive acquired 100% common stock of FAL and CTL by using the recapitalization accounting method, and the common stock of FAL and CTL were reclassified as the common stock of Fusionactive accordingly. FAL's investments in a golf club debenture and a vessel with book values of $20,769 in total were distributed as dividends to the sole stockholder of FAL.


         The accompanying notes are an integral part of these statements.

                   Fusionactive.com Limited and Subsidiaries

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note A--Background

   On February 23, 2000 Fusionactive.com Limited ("Fusionactive") acquired 100% of the common stock of Fusion Advertising Limited ("FAL"). The acquisition was accounted for as a recapitalization of FAL. Accordingly, the historical financial statements of Fusionactive are those of FAL. Concurrently with the recapitalization, Fusionactive acquired 100% of Cambridge Technologies Limited ("CTL"). CTL had no significant operations or monetary assets and accordingly the transaction was accounted for as a purchase of an asset. Fusionactive had no operations or significant monetary assets prior to the acquisition.

   Subsequent to the acquisitions FAL and CTL have continued to be 100% subsidiaries of Fusionactive for legal purposes.

   Consolidated balance sheets as at March 31, 2000 and Statements of Operations for the period from January 1, 2000 to March 31, 2000 have been prepared by using the recapitalization accounting method to incorporate FAL and CTL. Pro forma prior period financial statements have not been prepared since these would not be meaningful as Fusionactive was formed specifically to facilitate the combination of FAL and CTL. Accordingly the comparative interim results for the period ended March 31, 1999 reflect the financial position of FAL alone.

   On April 24, 2000, MindArrow Systems Inc. ("MindArrow"), a company incorporated in the United States of America, acquired 90% of Fusionactive in a stock transaction.

Note B--Summary Of Significant Accounting Policies

(a) Principles of Consolidation

   As explained in footnote A above, Fusionactive acquired its interest in FAL and CTL in February 2000. The audited financial statements for the years ended December 31, 1998 and 1999 and the unaudited results for the period ended March 31, 1999 reflect only the results of FAL. CTL had no substantial operations since its incorporation up to December 31, 1999.

   The consolidated financial statements for the period ended March 31, 2000 include the accounts of Fusionactive and its wholly owned subsidiaries prepared under the recapitalization accounting method. All significant intercompany balances and transactions have been eliminated on consolidation.

(b) Interim Financial Statements

   The financial statements as of and for the three months ended March 31, 2000 and for the three months ended March 31, 1999 are unaudited; however, in the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the group's financial position and results of operations for such periods have been included. The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(c) Revenue Recognition

   FAL's revenue from media sales is recognized upon the placing of advertisements in the media. Revenue from production sales is recognized upon delivery of goods and services to customers. Revenue from consulting services is recognized by reference to the stage of completion of the services rendered.

(d) Comprehensive Income

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which has been adopted by the

                   Fusionactive.com Limited and Subsidiaries

Company. SFAS No. 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As none of these components have impacted the Company, adjustments for comprehensive income have not been made to the accompanying consolidated financial statements.

(e) Property, Plant and Equipment

   Property, plant and equipment are stated at cost less depreciation. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the assets to working condition and location for its intended use. Subsequent expenditure relating to property, plant and equipment is added to the carrying amount of the assets if it can be demonstrated that such expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets. All ordinary repair and maintenance costs are expensed as incurred.

   The carrying amount of property, plant and equipment is reviewed periodically in order to assess whether the recoverable amount has declined below the carrying amount. When such a decline has occurred, the carrying amount is reduced to the recoverable amount. The amount of the reduction is recognized as an expense in the statements of operations.

   Gains or losses arising from the retirement or disposal of property, plant and equipment are determined as the difference between the net disposal proceeds and the carrying amount of the assets and are recognized in the statements of operations on the date of retirement or disposal.

   Depreciation and amortization are provided for in the amounts sufficient to relate the cost of depreciable assets to operations by using the straight-line method over their estimated useful lives. The estimated useful lives of the major classifications of property, plant and equipment are as follows:

       Furniture........................................................ 5 years
       Fixtures and fittings............................................ 5 years
       Office equipment................................................. 5 years

(f) Income Taxes

   Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are provided on assessable profits in accordance with the prevailing local tax revenue rules. Certain charges to earnings differ as to timing from those deducted for tax purposes. These relate primarily to accelerated depreciation.

(g) Foreign Currencies

   The company considers the Hong Kong Dollar ("HK$") as its functional currency as most of the group's business activities are based in Hong Kong. The group's accounting records are maintained in Hong Kong Dollars.

   Transactions in foreign currencies are translated into Hong Kong Dollars at the rates of exchange ruling at the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into Hong Kong Dollars at the rates of exchange ruling at that date.

                   Fusionactive.com Limited and Subsidiaries

(h) Translation into Reporting Currency

   Since the reporting currency is the United States Dollar ("US$"), all transactions, assets and liabilities have been translated into United States Dollars at the rate of US$1=HK$7.8.

(i) Other Investment

   The investment represents an unlisted golf club debenture and is considered available-for-sale. The investment is stated at cost since management has determined that the difference between cost and market value is not material.

(j) Fair value of Financial Instruments

   The fair value of financial instruments approximates their carrying amounts.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and in July 1999 issued Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statements No. 133, an Amendment of FASB Statement No. 133" (SFAS No. 137). SFAS No. 137 delayed the effective date for SFAS 133 to fiscal years beginning after June 15, 2000. The Company does not believe that this statement will have a material effect on its financial position or results of operations.

(k) Operating leases

   Operating leases represents those leases under which substantially all the risk and rewards of ownership of the assets remain with the lessors. Rental payments under operating leases are charged to expense on a straight-line basis over the period of the relevant leases.

(l) Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m) Cash and Cash Equivalents

   All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments; and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

Note C--Other Investment

                                           December 31, December 31,  March 31,
                                               1999         1998        2000
                                           ------------ ------------ -----------
                                                                     (Unaudited)
   Golf club debenture....................   $20,769      $20,769       $ --
                                             =======      =======       =====

   In the opinion of the management and directors, the investment has suffered no impairment loss.

                   Fusionactive.com Limited and Subsidiaries

   As part of the recapitalization of the group in February, 2000 the debenture was distributed as a dividend to the sole stockholder of FAL.

Note D--Amount Due to a Director

   The amount due to a director is unsecured, interest free and has no fixed terms of repayment.

Note E--Property, Plant and Equipment

   Property, plant and equipment is comprised of the following:

                                           December 31, December 31,  March 31,
                                               1999         1998        2000
                                           ------------ ------------ -----------
                                                                     (Unaudited)
   Furniture..............................   $ 20,035     $ 20,318    $ 20,286
   Fixtures and fittings..................     40,685       39,744      41,133
   Office equipment.......................    340,977      483,138     344,470
   Vessel.................................     77,949       77,949         --
                                             --------     --------    --------
                                              479,646      621,149     405,889
   Less: accumulated depreciation.........   (454,065)    (534,496)   (382,115)
                                             --------     --------    --------
                                             $ 25,581     $ 86,653    $ 23,774
                                             ========     ========    ========

   As part of the recapitalization of the group in February, 2000 the vessel was distributed as a dividend to the sole stockholder of FAL.

Note F--Income Taxes

                                                                      For the
                                          For the year For the year three months
                                             ended        ended        ended
                                          December 31, December 31,  March 31,
                                              1999         1998         2000
                                          ------------ ------------ ------------
                                                                    (Unaudited)
   Tax rebate of prior year..............   $(2,825)     $    --       $ --
   Deferred..............................       --        (15,513)       --
                                            -------      --------      -----
                                            $(2,825)     $(15,513)     $ --
                                            =======      ========      =====

   No provision has been made for Hong Kong profits tax in the years ended December 31, 1998 and 1999, nor in the periods ended March 31, 1999 and 2000 as FAL did not derive any assessable profit for these periods.

   No deferred tax has been provided in the financial statements as there are no material timing differences.

Note G--Subsequent Event

   On April 24, 2000, MindArrow Systems Inc., a company incorporated in the United States of America acquired 90% of Fusionactive's issued stock in a stock transaction.

                UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENT

                             BASIS OF PRESENTATION

   The following Unaudited Pro Forma Combined Financial Statement and related notes contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed herein. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

   In the opinion of our management, all adjustments necessary to fairly present this pro forma information have been made. The Unaudited Pro Forma Combined Financial Statement are based upon, and should be read in conjunction with, the historical consolidated financial statements of MindArrow Systems, Inc. and Subsidiaries, and the respective notes to such financial statements presented elsewhere in this prospectus. The pro forma information is based upon tentative allocations of purchase price for the acquisitions and may not be indicative of the results that would have been reported had such events actually occurred on the dates specified, nor is it indicative of the Company's future results. Purchase accounting is based upon preliminary asset valuations, which are subject to change. The Unaudited Pro Forma Combined Statement of Operations for the most recently completed fiscal year is presented as if the Company had completed the acquisition as of October 1, 1999 and both companies had the same fiscal year-end. You should read "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                    MindArrow Systems, Inc. and Subsidiaries

              UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS

                                      Year Ended September 30, 2000
                         -----------------------------------------------------------
                          MindArrow
                           Systems,    Fusionactive.com,  Pro Forma      Pro Forma
                             Inc.           Ltd(a)       Adjustments      Combined
                         ------------  ----------------- -----------    ------------
Revenues................ $  1,223,926     $1,013,083      $     --      $  2,237,009
                         ------------     ----------      ---------     ------------
Operating Expenses:
  Development...........    2,220,276            --             --         2,220,276
  Production............      699,213        597,313            --         1,296,526
  Sales and marketing...    7,588,250         78,686            --         7,666,936
  General and
   administration.......    5,954,297        601,281            --         6,555,578
  Depreciation and
   amortization.........    1,099,683         34,574        819,462 (b)    1,953,719
                         ------------     ----------      ---------     ------------
                           17,561,719      1,311,854        819,462       19,693,035
                         ------------     ----------      ---------     ------------
Operating loss..........  (16,337,793)      (298,771)      (819,462)     (17,456,026)
Interest income.........      530,618         12,396            --           543,014
Benefit (provision) for
 income taxes...........       (1,628)         4,536            --             2,908
Minority interest.......          --             --          28,184           28,184
                         ------------     ----------      ---------     ------------
  Net loss..............  (15,808,803)      (281,839)      (791,278)     (16,881,920)
Beneficial conversion
 feature on preferred
 stock..................  (12,346,440)           --             --       (12,346,440)
                         ------------     ----------      ---------     ------------
  Net loss available to
   common stockholders.. $(28,155,243)    $ (281,839)     $(791,278)    $(29,228,360)
                         ============     ==========      =========     ============
Basic and diluted loss
 per share..............                                                $      (2.99)
                                                                        ============
Shares used in
 computation of basic
 and diluted net loss
 per share..............                                                   9,759,222
                                                                        ============

(a) Fusionactive.com, Ltd. was acquired by MindArrow Systems, Inc. on April 24, 2000, in a purchase-type transaction. MindArrow issued 150,000 shares of common stock to acquire 90% of the common stock of Fusionactive.com. The results of operations of Fusionactive.com will be included in our consolidated results commencing April 1, 2000. The results of operations of Fusionactive.com from April 1 through April 23, 2000 are immaterial to our consolidated results. This presentation shows the pro forma effects of the operations of Fusionactive.com as if the acquisition occurred on October 1, 1999.

(b) Represents the amortization of the $2.4 million goodwill that would have been recorded for the year ended September 30, 2000, if the acquisition had occurred on October 1, 1999. Goodwill is amortized on a straight-line basis over three years. No other significant fair value purchase price adjustments were recorded in conjunction with the acquisition of Fusionactive.com.

SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

   The following table sets forth our unaudited quarterly consolidated statements of operations data for the period from inception through September 30, 2000. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited consolidated financial statements appearing elsewhere in this report, and include all adjustments necessary for a fair presentation of data. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this report. The operating results are not necessarily indicative of the results to be expected in any future period.

                                                    Three Months Ended
                          ---------------------------------------------------------------------------
                          June 30,    Sept. 30,    Dec. 31,     March 31,     June 30,     Sept. 30,
                            1999        1999         1999          2000         2000         2000
                          ---------  -----------  -----------  ------------  -----------  -----------
Revenues................  $     --   $     6,250  $    29,390  $    285,682  $   606,076  $   720,747
                          ---------  -----------  -----------  ------------  -----------  -----------
Operating expenses:
 Engineering............    115,751      205,015      385,651       460,002      595,070      779,553
 Production.............     52,277       87,397       90,064       132,465      442,256      374,178
 Sales and marketing....    267,073      793,722      789,840     2,818,899    1,632,781    2,425,416
 General and
  administration........    307,644      376,699      909,091     2,095,242    1,438,209    1,770,258
 Depreciation and
  amortization..........     58,087      115,710      157,998       239,364      534,115      595,936
                          ---------  -----------  -----------  ------------  -----------  -----------
                            800,832    1,578,543    2,332,644     5,745,972    4,642,431    5,945,341
                          ---------  -----------  -----------  ------------  -----------  -----------
Operating loss..........   (800,832)  (1,572,293)  (2,303,254)   (5,460,290)  (4,036,355)  (5,224,594)
Interest income.........      2,670       21,604       52,269        40,793      207,620      236,639
Provision for income
 taxes..................     (1,600)         --        (1,600)          --           (28)         --
Minority interest ......        --           --           --            --        14,949        5,080
                          ---------  -----------  -----------  ------------  -----------  -----------
 Net loss...............  $(799,762) $(1,550,689) $(2,252,585) $ (5,419,497) $(3,813,814) $(4,982,875)
Beneficial conversion on
 preferred stock........        --    (1,043,142)         --    (12,346,440)         --           --
                          ---------  -----------  -----------  ------------  -----------  -----------
 Net loss available to
  common stockholders...  $(799,762) $(2,593,831) $(2,252,585) $(17,765,937) $(3,813,814) $(4,982,875)
                          =========  ===========  ===========  ============  ===========  ===========
Basic and diluted loss
 per share..............  $   (0.10) $     (0.30) $     (0.23) $      (1.82) $     (0.38) $     (0.49)
                          =========  ===========  ===========  ============  ===========  ===========
Shares used in
 computation of loss per
 share..................  8,082,128    8,751,760    9,616,204     9,748,708    9,987,160   10,077,575
                          =========  ===========  ===========  ============  ===========  ===========

   Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, including:

  . the demand for our services;

  . the addition or loss of individual clients;

  . the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

  . the introduction of new products or services by us or our competitors;
    and

  . general economic conditions and economic conditions specific to the Internet, such as electronic commerce and online media.

   Any one of these factors could cause our revenues and operating results to vary significantly. In addition, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could significantly hurt our operating results in a given period.

   Due to all of the foregoing factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, it is possible that our operating results in one or more quarters will fail to meet the expectations of securities analysts or investors. In such event, the market price of our common stock could drop.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Our directors and executive officers, their respective ages and positions with us as of December 15, 2000 are as follows:

   Name                     Age Position
   ----                     --- --------
   Thomas J. Blakeley......  41 Co-Chairman of the Board
   Eric A. McAfee..........  38 Co-Chairman of the Board
   Robert I. Webber........  42 Chief Executive Officer, President, Director
   John Troiano............  30 Director
   Joel Schoenfeld.........  49 Director
   Thomas C. Quick.........  45 Director
   Michael R. Friedl.......  37 Chief Financial Officer, Treasurer
   Richard R. McEwan.......  36 Chief Technology Officer
   Timothy J. McMullen.....  43 Executive Vice President of Business Development
   Donald R. Howren, Jr....  41 Executive Vice President of Sales
   Michael Pennell.........  37 Executive Vice President of Marketing
   Robert N. McDowell......  37 Executive Vice President of Operations

   Thomas J. Blakeley, Co-Chairman of the Board. Mr. Blakeley co-founded MindArrow Systems, and currently serves as Co-Chairman of the Board. Mr. Blakeley served as President, Chief Executive Officer and Chairman of the Board of MindArrow until June 2000. From 1998 until founding the Company, Mr. Blakeley served as Vice President of Sales for Zap International, which was subsequently acquired by eCommercial.com. From 1996 to 1998, he served as director of marketing and sales for Cubic Videocomm, creators of CVideo-Mail. From 1987 until 1996, he was a principal of Blakeley & Associates, a marketing consulting and training organization which produced training seminars for marketing executives.

   Eric A. McAfee, Co-Chairman of the Board. Mr. McAfee is a co-founder of MindArrow Systems, and has served on our board since inception. He was named Co-Chairman in June 2000. He served as Executive Vice President and Corporate Secretary from April 1999 through June 2000. Mr. McAfee is also a principal at Berg McAfee Companies, a venture capital partnership based in Cupertino, California, with investments in Internet, software and telecommunications companies. From 1995 until joining us, he operated McAfee Capital, a venture capital firm. Since 1993, Mr. McAfee has also served as a member of the board of directors of the California Manufacturer's Association. Mr. McAfee is a graduate of Fresno State University with a B.S. in Management and the Stanford Graduate School of Business Executive Program.

   Robert I. Webber, Chief Executive Officer, President, and Director. Mr. Webber joined the Company in June 2000 as President, Chief Operating Officer and a director of the Company and was appointed Chief Executive Officer on June 30, 2000. From 1998 until joining MindArrow, Mr. Webber served as president, CEO and director of Silicon Film Technologies, a developer of digital imaging software and hardware products, for which he continues to serve on the board of directors. From 1997 to 1998, Mr. Webber was president and a director of Inari Inc. (formerly Intelogis), a Novell spin-off that develops and sells power-line networking products for the OEM and consumer markets. Mr. Webber also serves on the board of directors of NewCore Networks, a developer of telecom switching equipment in Silicon Valley. From 1993 to 1997, he was an executive at the international management consulting firm McKinsey & Company. Previously, he worked as a corporate and securities attorney at Skadden, Arps, Slate, Meagher & Flom. Mr. Webber holds a B.A. from Brigham Young University, a J.D. from Columbia Law School, and an M.B.A. from the Harvard Business School.

   John Troiano, Director. Mr. Troiano, who joined our board in November 1999, is the Managing Director of @Onex LLC, a significant shareholder of the Company. @Onex LLC, wholly-owned by Onex Corporation, invests in business-to-business ecommerce and Internet companies. Before joining Onex in 1996, he was employed by Donaldson, Lufkin & Jenrette in both the Investment Banking and Merchant Banking Groups. From 1992 to 1994, he also worked in corporate finance for Gleacher & Co. in New York. Mr. Troiano received his B.S. in Economics (summa cum laude) from the Wharton School, University of Pennsylvania; and his M.B.A. from the Harvard Graduate School of Business Administration. Mr. Troiano was elected to our board as a representative of @Onex LLC.

   Joel Schoenfeld, Director. Mr. Schoenfeld was elected to our board of directors in June 2000. Mr. Schoenfeld has been a principal of Schoenfeld Consulting since April 2000. From 1989 until March 2000, he served as Senior Vice President and General Counsel of BMG Entertainment. From 1977 until 1989, he served as Executive Vice President and General Counsel of the Recording Industry Artists Association. He currently serves on the board of directors of TouchTunes Music Corporation and he has been elected to the board of directors of Thinkpath, Inc. Mr. Schoenfeld also currently serves as a member of the executive board and central board of directors of IFPI, the international trade federation for the worldwide music business and the Music for Youth Foundation. He holds a B.A. in Political Science and International Relations from Syracuse University and a J.D. from New York Law School. Mr. Schoenfeld was elected to our board as a representative of the Series B preferred stockholders.

   Thomas C. Quick, Director. Mr. Quick, who joined our board on August 3, 2000, is President, Chief Operating Officer and a director of Quick & Reilly/Fleet Securities, Inc., successor to The Quick & Reilly Group, Inc., a holding company for four financial services businesses. Mr. Quick has held this position since 1996. From 1985 to 1996, he was President of Quick & Reilly, Inc., a national discount brokerage firm. Mr. Quick serves as a trustee for the Securities Industry Foundation for Economic Education. He is also a member of the board of directors of Best Buddies, and a member of the board of trustees, the investment advisory board and the endowment committee for St. Jude Children's Hospital. He is a trustee and treasurer of the National Corporate Theater Fund, the United World Colleges and the Alcoholism Council of New York, and a Trustee of Fairfield University. He is a graduate of Fairfield University.

   Michael R. Friedl, Chief Financial Officer and Treasurer. Mr. Friedl joined the company as Chief Financial Officer and Treasurer in May 1999. Prior to joining us, Mr. Friedl served as President of DialRight Software, Inc., a database utility company for which he continues to serve as a member of the board of directors. Prior to joining DialRight, Mr. Friedl was the Chief Financial Officer of V-Systems, Inc., a software company that spun out DialRight as a separate venture. From 1995 to 1997, Mr. Friedl served as Chief Financial Officer for publicly-held Grip Technologies, Inc., an Irvine, California, manufacturer of golf club components. From 1993 to 1995, Mr. Friedl served as Corporate Controller for New Media Corporation, a high-tech manufacturing company. From 1986 to 1993, Mr. Friedl worked in public accounting, most recently for Arthur Andersen & Co. where he served as an Audit Manager. Mr. Friedl holds a B.B.A. in Accounting from Kent State University and is a Certified Public Accountant licensed in Ohio and California.

   Richard R. McEwan, Chief Technology Officer. Mr. McEwan joined the company in April 1999 as Vice President of Engineering and was named Chief Technology Officer in November 2000. Prior to joining us, Mr. McEwan served as President, CEO, and a co-founder of Zap International, a video compression technology company which was acquired by the Company in April 1999. Prior to co-founding Zap International, Mr. McEwan was a manager with Fourth Communications Network from 1993 through 1998, where he managed the development of Internet systems for the hotel industry based on Microsoft Windows NT Server, Windows 3.1/95, and NT Workstation as well as the database systems for statistical gathering for all of Fourth Communications' Internet-related advertising and commerce information. Prior to joining Fourth Communications, Mr. McEwan ran his own consulting business where he created custom sales information databases for various organizations. Before entering the consulting field, Mr. McEwan spent over eight years in several technical and marketing duties for SuperMac Technology, RasterOps Corporation, and Ramtek Corporation.

   Timothy J. McMullen, Executive Vice President of Business Development. Mr. McMullen joined the Company in June 2000 as Executive Vice President of Business Development. He currently serves on the board of advisors for Alerio Software, a company specializing in Internet-based applications and custom software development services. Mr. McMullen also currently serves on the board of directors, and as an advisor, for Captura Software, a software company which provides expense management solutions to large organizations. From January 1997 to May 1998, Mr. McMullen served on the board of directors and in an advisory capacity for Omni Vista Software Corporation, a software company which provides enterprise level budgeting and analysis products for middle market and large organizations. Prior to 1997, Mr. McMullen served as Chief Technology Officer and Executive Vice President of Products for Platinum Software Corporation, now called Epicor, a company he cofounded in 1981.

   Donald R. Howren, Jr., Executive Vice President of Sales. Mr. Howren joined us in January 2000. Prior to joining us, he served as Vice President and General Manager for the Analytic Applications Products division of Best Software, which in 1999 acquired Omni Vista Software, a company Mr. Howren served as Vice President of Marketing and Business Development since 1997. From 1995 to 1997, he served as Vice President of Marketing and Strategic Partners for Platinum Software Corporation, a provider of enterprise business software which is now called Epicor. He holds a B.S. in Business Administration from the College of William and Mary.

   Michael Pennell, Executive Vice President of Marketing. Mr. Pennell joined us in June 2000. From 1997 until joining us, he served as Vice President of Product Marketing for Epicor Software, an enterprise and e-business software provider. At Epicor, Mr. Pennell was responsible for defining overall product strategy and managed a team of product marketing managers responsible for market research, market positioning, analyst relations, competitive analysis, product planning, and product alliances. He served in various other roles at Epicor from 1993 to 1997 including Director of Product Strategy, Manager of Applications Design, and Sales Engineer. Prior to joining Epicor in 1993, Mr. Pennell was a manager at Andersen Consulting where he was responsible for managing a variety of strategy and system implementation projects in the United States, Europe and South America. He holds a B.S. in Industrial Engineering and an M.B.A. from Cornell University.

   Robert N. McDowell, Executive Vice President of Operations. Mr. McDowell joined us in August 2000 as Vice President of Operations. Prior to joining us, Mr. McDowell served as Director of Planning and Operations for the ecommerce and catalog sales channels at FranklinCovey, Inc. From 1997 to 1999, Mr. McDowell worked for Inari Inc. (formerly Intelogis) as Director of Operations where he was responsible for the development and implementation of product strategy including channel management, production, cost control, budgeting, information systems, and all supply-chain processes. From 1996 to 1997, Mr. McDowell was a co-founder and Vice President of Product Development at Investorx.com, a financial information Web site. From 1993 to 1996, Mr. McDowell worked as a Strategic Product Analyst for Franklin Quest Co. where he analyzed and forecasted product lines and managed production systems. Mr. McDowell holds a B.S. in Finance from Arizona State University and an M.B.A. from Utah State University.

Board Composition

   We currently have authorized seven directors, of which one seat is vacant. All directors are elected to hold office until our next annual meeting of stockholders and until their successors have been elected. Officers are elected and serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

   Pursuant to our Amended and Restated Certificate of Incorporation, the holders of our Series B preferred stock, voting as a class, are entitled to designate one member of our board of directors and the holders of our Series C preferred stock, voting as a class, are entitled to designate two members of our board of directors. The remaining directors are designated by the holders of our common stock, Series B preferred stock and Series C preferred stock, voting together as a class. Joel Schoenfeld currently serves as the Series B nominee and Thomas Quick currently serves as the Series C nominee. The holders of Series C preferred stock have not appointed a second nominee.

   Thomas J. Blakeley, Eric A. McAfee, Clyde Berg, and @Onex, LLC, a Delaware limited liability company ("@Onex"), have entered into a voting agreement dated as of September 30, 1999. Pursuant to the voting agreement, Blakeley, McAfee, and Berg agreed that, for so long as @Onex or its affiliates own at least 100,000 common or preferred shares, Blakeley, McAfee, and Berg will take all necessary actions and will vote their shares in order to cause two designees of @Onex to be elected to serve on the Company's board of directors. The voting agreement will terminate on the earlier of the date when @Onex holds less than 100,000 shares, or September 30, 2014. To date, @Onex has designated only John Troiano for election as a director, and has not designated a second director.

Board Committees

   We have established an audit committee and a compensation committee.

   Audit Committee

   The audit committee consists of Messrs. Troiano, Schoenfeld and Quick. The audit committee recommends to the board of directors the appointment of independent auditors, reviews and approves the scope of the annual audit and other non-audit services performed by the independent auditors, reviews the findings and recommendations of the independent auditors and periodically reviews major accounting policies and significant internal accounting control procedures.

   Compensation Committee

   The compensation committee consists of Messrs. Webber, Troiano and Schoenfeld. The compensation committee reviews and approves compensation and benefits for our executive officers. The compensation committee also makes recommendations to the board of directors regarding the administration of our stock plans.

Compensation Committee Interlocks and Insider Participation

   Robert Webber, our chief executive officer and president, is a member of the compensation committee. With the exception of Mr. Webber, none of the current members of the compensation committee is currently, or has ever been at any time since our formation, one of our officers or employees.

Director Compensation

   We may reimburse directors for reasonable expenses pertaining to attending meetings, including travel, lodging and meals but we do not pay directors for their services as directors. Messrs. Quick, Schoenfeld and Troiano have each been granted options to purchase 50,000 shares of our common stock, vesting quarterly over three years, at prices ranging from $5 to $8.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Based upon our review of forms filed by directors, officers and certain beneficial owners of our common stock (the "Section 16 Reporting Persons") pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, we have identified the following filings that were filed late by the Section 16 Reporting Persons during the fiscal year ended September 30, 2000: (i) Eric A. McAfee was late in filing one Form 4 with respect to two transactions; and (ii) Joel Schoenfeld, John Troiano and Richard McEwan were each late in filing one Form 3. We are not aware of any failures by the Section 16 Reporting Persons to file the forms required to be filed by them pursuant to Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth information concerning compensation for the period ended September 30, 1999 and the year ended September 30, 2000 received by our Chief Executive Officer; our former Chief Executive Officer; and five of our other most highly compensated executive officers who were serving as executive officers during the 2000 fiscal year. These individuals are referred to as the "Named Executive Officers" here and elsewhere in this report.

                           SUMMARY COMPENSATION TABLE

Name and Principal Position       Year     Salary   Bonus   Other      Options
---------------------------       ----    -------- ------- --------    -------
Robert I. Webber, President and
 Chief Executive Officer(1)...... 2000    $ 80,000 $   --  $100,000(2) 300,000
Michael R. Friedl, Chief
 Financial Officer............... 2000     168,958     --       --      50,000
                                  1999(3)   38,333   3,000      --     100,000
Donald J. Howren, Executive Vice
 President of Sales(4)........... 2000     144,183     --       --      90,000
Richard R. McEwan, Chief
 Technology Officer.............. 2000     142,375     --       --         --
                                  1999(3)   45,000   2,000      --     226,000
Mark Grundy, President--Travel &
 Leisure Division................ 2000     223,250     --       --     100,000
                                  1999(3)   64,000  10,000      --     175,000
Thomas J. Blakeley, Co-Chairman
 of the Board(5)................. 2000     223,042     --    22,917(6)     --
                                  1999(3)   65,667     --       --         --
Eric A. McAfee, Co-Chairman of
 the Board(7).................... 2000     155,917     --    66,250(8)     --
                                  1999(3)   48,667     --       --         --

--------
(1) Mr. Webber joined the Company in June 2000.

(2) Represents a payment for consulting services rendered by Mr. Webber prior to his employment with the Company.

(3) Partial year from March 26, 1999 (inception) to September 30, 1999.

(4) Mr. Howren joined the Company in January 2000.

(5) Effective June 2000, Mr. Blakeley resigned as Chief Executive Officer, but continues to serve as a consultant and on our board as Co-Chairman.

(6) Represents payments for consulting services rendered by Mr. Blakeley.

(7) Effective June 2000, Mr. McAfee resigned as an officer of the Company, but continues to serve as a consultant and on our board as Co-Chairman.

(8) Represents payments for consulting services rendered by Mr. McAfee.

Fiscal 2000 Stock Option Grants to Executives

   The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted during fiscal 2000.


                                                                                      Potential
                                                                                     Realizable
                                                                                  Value at Assumed
                                                                                   Annual Rates of
                         Number of    % of Total                                     Stock Price
                         Securities    Options                                      Appreciation
                         Underlying   Granted to Exercise    Market                for Option Term
                          Options     Employees  Price Per  Price on  Expiration -------------------
          Name            Granted      in 2000     Share   Grant Date    Date       5%       10%
          ----           ----------   ---------- --------- ---------- ---------- -------- ----------
Robert I. Webber........  300,000(1)      22%     $ 8.00     $ 8.00      2005    $816,230 $1,851,746
Michael R. Friedl.......   50,000(2)       4%      12.50      12.50      2004     212,560    482,226
Donald J. Howren........   90,000(2)       7%       8.00       8.00      2005     244,869    555,524
Richard R. McEwan.......      --         --          --         --        --          --         --
Mark Grundy.............   50,000(3)       4%      12.50      12.50      2006     172,676    381,569
                           50,000(4)       4%      10.00      10.00      2006     170,048    385,781
Thomas J. Blakeley......      --         --          --         --        --          --         --
Eric A. McAfee..........      --         --          --         --        --          --         --

   Potential realizable values are net of exercise price, but before the payment of taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices. These amounts represent assumed rates of appreciation in the value of the common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.
--------
(1) This option was granted in August 2000, 25,000 shares of which are immediately vested, with the remainder vesting quarterly over three years.

(2) These options were granted in December 1999 and vest one-third in December 2000 with the remainder vesting quarterly over the following two years.

(3) This option was granted in December 1999 and is fully vested.

(4) This option was granted in June 2000 and vests one-third in June 2001 with the remainder vesting quarterly over the following two years.

Stock Option Exercises And Year-End Value Table

   The following table reflects the number of shares covered by both exercisable and non-exercisable stock options as of September 30, 2000 for the Named Executive Officers. Values for "in-the-money" options represent the spread between the exercise price of existing options and the market value for our common stock on September 30, 2000, which was $7 per share.

                                                  Number of Securities                     Value of
                                                 Underlying Unexercised            Unexercised In-the-Money
                           Shares             Options at September 30, 2000      Options at September 30, 2000
                         Acquired on  Value   --------------------------------   --------------------------------
Name                      Exercise   Realized  Exercisable      Unexercisable     Exercisable      Unexercisable
----                     ----------- -------- --------------   ---------------   ---------------  ---------------
Robert I. Webber........      --         --             25,000           275,000             --               --
Michael R. Friedl.......    7,500    $46,406            69,166            73,334 $       414,996    $     140,004
Donald J. Howren........      --         --                --             90,000             --               --
Richard R. McEwan.......      --         --            191,671            34,329       1,150,026          205,974
Mark Grundy.............      --         --            275,000            50,000       1,050,000              --
Thomas J. Blakeley......      --         --                --                --              --               --
Eric A. McAfee..........      --         --                --                --              --               --

Employment Agreements

   As of September 30, 2000, each of the Named Executive Officers was a party to a Change in Control Agreement with us, which provides for payment of two years' salary to the executive if we are acquired by another company and he loses his job for other than cause, as defined in the agreement.

   In addition, effective June 2000, we entered into a three-year employment contract with Robert Webber, our President and CEO. Mr. Webber's employment agreement provides for a base salary of $240,000 per year and payment in the amount of one year's salary if we terminate his employment for other than cause. In addition, the contract provides a $1 million life insurance policy. Further, Mr. Webber received a payment of $100,000 for consulting services provided prior to his employment and an $85,000 loan, which will be forgiven over the course of three years. If he leaves us during the three year term, any remaining balance shall be due and payable.

Stock Option Plans

   1999 Stock Option Plan. Our board of directors adopted our 1999 Stock Option Plan (the "1999 Plan") in April 1999. The 1999 Plan, as amended in December 1999, was established to furnish incentives for employees, directors and consultants to continue their service to us. We reserved 3,000,000 shares of common stock for issuance upon exercise of options granted under the 1999 Plan, which have vesting schedules up to 3 years. However, in the event we undergo a change in control, as defined, all unvested options become fully vested. Under the 1999 Plan, options are granted at a price equal to or greater than the fair market value on the date of grant.

   As of November 30, 2000, options to purchase 2,554,085 shares of common stock at exercise prices ranging from $1 to $25 were issued and outstanding under the 1999 Plan. Our board of directors administers the 1999 Plan.

   2000 Stock Option Plan. Our board of directors adopted our 2000 Stock Option Plan (the "2000 Plan") in August 2000. The 2000 Plan was established to furnish incentives for employees, directors and consultants to continue their service to us. We reserved 1,000,000 shares of common stock for issuance upon exercise of options granted under the 2000 Plan, which have vesting schedules up to 3 years. However, in the event we undergo a change in control, as defined, unless, prior to such change of control, our board of directors determines that vesting of the options will not accelerate, all unvested options become fully vested. Under the Plan, options are granted at a price equal to or greater than the fair market value on the date of grant.

   As of November 30, 2000, options to purchase 702,100 shares of common stock at exercise prices ranging from $7 to $8 were issued and outstanding under the 2000 Plan. Our board of directors administers the 2000 Plan. We intend to issue additional options or other incentives to attract and retain qualified management and directors. Such plans and incentives could have a dilutive effect on our common stock.

Indemnification of Directors and Officers

   Our Amended and Restated Certificate of Incorporation limits the liability of our directors to the maximum extent permitted by Delaware law, and our Bylaws provide that we will indemnify our directors and officers and may indemnify our other employees and agents to the fullest extent permitted by law. We also entered into agreements to indemnify our directors, in addition to the indemnification provided for in our Bylaws. Our board of directors believe that these provisions and agreements are necessary to attract and retain qualified directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following sets forth certain information as of November 30, 2000 (the "Reference Date") with respect to the beneficial ownership of our common stock,
(i) by each person known by us to own beneficially more than five percent of our common or preferred stock, (ii) by each executive officer and director, and
(iii) by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment powers over such shares, subject to community property laws. As of the Reference Date, there were 10,220,697 shares of common stock and 1,366,761 shares of Series B and 725,775 shares of Series C preferred stock outstanding.

Common Stock:

                                                            Number of Percent
   Name and Address of Owner(1)                             Shares(2) of Class
   ----------------------------                             --------- --------
   Thomas J. Blakeley, Co-Chairman(3).....................  1,892,300   18.5

   Eric A. McAfee, Co-Chairman(3)(4)......................  1,491,507   14.6

   Robert I. Webber, President, CEO, Director(5)..........     76,000    0.7

   John Troiano, Director(3)(6)...........................    556,167    5.2
    c/o @Onex LLC, 712 Fifth Avenue, 40th Floor, New York,
    New York 10019

   Joel Schoenfeld, Director(7)...........................     11,380    0.1

   Thomas C. Quick, Director(8)...........................     26,167    0.3

   Michael R. Friedl, CFO, Treasurer(9)...................     92,500    0.9

   Donald J. Howren, EVP of Sales(10).....................     34,400    0.3

   Richard R. McEwan, CTO(9)..............................    226,000    2.2

   Mark Grundy, President-Travel & Leisure Division(11)...    481,816    4.6

   All directors and executive officers taken as a
    group(12).............................................  4,415,821   40.4

   Clyde Berg(4)..........................................    920,333    9.0
    10050 Bandley Drive, Cupertino, California 95014

   Privet Row, Inc.(13)...................................    610,375    5.6
    950 Mo Pac Expressway, Barton Oaks Plaza, Suite 100,
     Austin, Texas 78746

Series B Preferred:

                                                            Number of Percent
   Name and Address of Owner                                Shares(2) of Class
   -------------------------                                --------- --------
   John Troiano, Director(3)(5)............................  265,000    19.4%
    c/o @Onex LLC, 712 Fifth Avenue, 40th Floor, New York,
    New York 10019

   Alignment Capital Management, LLC.......................  125,000     9.1
    One American Center, 600 Congress Ave., Suite 200,
    Austin, Texas 78701

   Joel Schoenfeld, Director...............................    3,375     0.2

   Donald J. Howren, EVP of Sales..........................    4,000     0.3

   All directors and executive officers taken as a group...  272,375    19.9

Series C Preferred:

                                                              Number    Percent
   Name and Address of Owner                               of Shares(2) of Class
   -------------------------                               ------------ --------
   Privet Row, Inc.(14)..................................    180,000      24.8%
    950 Mo Pac Expressway, Barton Oaks Plaza, Suite 100,
    Austin, Texas 78746

   Highline Capital(15)..................................    100,000      13.8
    1270 Avenue of the Americas, 12th Floor, Rockefeller
    Center, New York, New York 10020

   AC-eCom Two LP........................................     80,000      11.0
    One American Center, 600 Congress Ave., Suite 200,
    Austin, Texas 78701

   Privet MindArrow Partners LP..........................     80,000      11.0
    950 Mo Pac Expressway, Barton Oaks Plaza, Suite 100,
     Austin, Texas 78746

   PSINet, Consulting Solutions Holdings, Inc. ..........     80,000      11.0
    4400 Post Oak Parkway, Suite 1100, Houston, Texas
    77027-3413

   Point West Ventures...................................     60,000       8.3
    1700 Montgomery, Suite 250, San Francisco, California
    94111

   International Network Group...........................     52,000       7.2
    1279 Lake Worth Lane, N. Palm Beach, Florida 33408

   Gabelli Asset Management, Inc.(16)....................     40,000       5.5
    One Corporate Center, Rye, New York 10580

   Kevin & Ulla Parker...................................     40,000       5.5
    941 Park Ave, New York, New York 10028

   All directors and executive officers taken as a
    group................................................     12,000       1.7

--------
(1) Except as otherwise noted, the address for each person is c/o MindArrow Systems, Inc., 101 Enterprise, Suite 340, Aliso Viejo, California 92656.

(2) Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them. A person is deemed to be the beneficial holder of securities that can be acquired within 60 days from the Reference Date upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by including shares, underlying options or warrants which are exercisable currently, or within 60 days following the Reference Date, and excluding shares underlying options and warrants held by any other person.

(3) Thomas J. Blakeley, Eric A. McAfee, @Onex LLC, and the Company have entered into a "Tag Along Agreement" dated as of September 30, 1999. Pursuant to the Tag Along Agreement, Blakeley and McAfee agreed not to sell any of their shares to any unrelated third-party unless they first notified @Onex in writing of the proposed sale and what percentage of their shares they proposed to sell. @Onex would then have 15 days to decide whether to participate in the sale to that same purchaser in the same proportional amount. The Tag Along Agreement will terminate when a founder no longer holds any shares or when @Onex holds less than 100,000 shares.

(4) Includes 100,000 shares held in the name of Berg McAfee Companies, a venture capital partnership. Messrs. Berg and McAfee each have voting and dispositive powers for these shares.

(5) 75,000 of these shares result from options that are exercisable within 60 days.

(6) 276,500 of these shares result from warrants that are exercisable within 60 days and 6,667 of these shares result from options that are exercisable within 60 days. Mr. Troiano is the managing director of @Onex LLC. @Onex LLC, the beneficial owner of 525,000 shares, is wholly-owned by Onex Corporation. Mr. Gerald W. Schwartz is the Chief Executive Officer of Onex Corporation and owns stock having a majority of the voting power of Onex Corporation's outstanding stock. Onex Corporation and Mr. Schwartz may also be deemed beneficial owners of the shares owned by @Onex LLC. The business address of Onex Corporation and Mr. Schwartz is 161 Bay Street, Toronto, Ontario M5J 2S1, Canada.

(7) 338 and 6,667 of these shares result from warrants and options, respectively, that are exercisable within 60 days.

(8) 2,000 and 6,667 of these shares result from warrants and options, respectively, that are exercisable within 60 days.

(9) All of these shares result from options that are exercisable within 60 days.

(10) 400 and 30,000 of these shares result from warrants and options, respectively, that are exercisable within 60 days.

(11) 275,000 of these shares result from options that are exercisable within 60 days.

(12) 284,638 and 441,001 of these shares result from warrants and options, respectively, that are exercisable within 60 days.

(13) 219,125 of these shares result from warrants that are exercisable within 60 days. 160,000 of these shares and 16,000 of these warrants are directly held by Privet MindArrow Partners LP. Privet Row, Inc. has voting and dispositive power over these shares.

(14) 80,000 of these shares are directly held by Privet MindArrow Partners LP. Privet Row, Inc. has voting and dispositive power over these shares.

(15) 30,000 of these shares are beneficially owned by Highline Capital International.

(16) 34,000 of these shares are beneficially owned by the Gabelli Global Growth Fund, and 6,000 shares are beneficially owned by the Gabelli Mighty Mites Fund.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In September 1999, we entered into a non-cancelable five-year sublease for a satellite office in Cupertino, California. The sublease called for minimum monthly rental payments ranging from $10,091 per month at the start of the lease and gradually increasing to $13,358 per month by the end of the lease. The sublessor was a company related to Clyde Berg, a significant stockholder and Eric McAfee, a former officer, who is a current director and significant stockholder. The sublease terms were identical to the terms of the sublessor's lease with the landlord, and were more favorable than the terms we would have been able to negotiate on our own. Effective July 31, 2000, we closed our Cupertino office and were permitted to cancel the lease without penalty.

   In June 2000, Eric McAfee resigned as Executive Vice President. Concurrently, we canceled his employment contract and entered into a consulting contract under which he will be paid $265,000 per year through September 30, 2002.

   On June 30, 2000, Thomas Blakeley resigned as Chief Executive Officer. Concurrently, we canceled his employment contract and entered into a consulting contract under which he will be paid $285,000 per year through September 30, 2002.

   In September 2000, we paid $1.5 million to settle a pending lawsuit. Pursuant to an indemnity agreement, Eric McAfee has agreed to indemnify us for the $1.5 million settlement and $203,000 in attorney fees on or before March 2001, by either refunding the amounts in cash, or by tendering up to 500,000 shares of common stock, at his option. In order for us to recover value equal to the entire amount due, the market price of our common stock would have to exceed $3.40 per share.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                          Page
                                                                          ----
 (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS:

     Reference is made to Part II, Item 8, for a listing of required
     financial statements filed with this report........................   31

     2. FINANCIAL STATEMENT SCHEDULES:

     Financial statement schedules are omitted either because they are not applicable or the required information is included in the accompanying consolidated financial statements or notes thereto.

     3. EXHIBITS:

     The exhibits which are filed with this report are listed in the
     Exhibit Index.

 (B) REPORTS ON FORM 8-K

     None.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          MindArrow Systems, Inc.

Dated: December 29, 2000                           /s/ Robert I. Webber
                                          By___________________________________
                                                     Robert I. Webber
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

     /s/ Thomas J. Blakeley          Co-Chairman of the Board      December 29, 2000
____________________________________
         Thomas J. Blakeley


       /s/ Eric A. McAfee            Co-Chairman of the Board      December 29, 2000
____________________________________
           Eric A. McAfee

     /s/ Robert I. Webber            Chief Executive Officer,      December 29, 2000
____________________________________  President, (Principal
          Robert I. Webber            Executive Officer), and
                                      Director

       /s/ John Troiano              Director                      December 29, 2000
____________________________________
            John Troiano

      /s/ Joel Schoenfeld            Director                      December 29, 2000
____________________________________
          Joel Schoenfeld

      /s/ Thomas C. Quick            Director                      December 29, 2000
____________________________________
          Thomas C. Quick

      /s/ Michael R. Friedl          Chief Financial Officer,      December 29, 2000
____________________________________  Treasurer (Principal
         Michael R. Friedl            Financial and Accounting
                                      Officer)

                                 EXHIBIT INDEX

 Exhibit No.                             Description
 -----------                             -----------
   2.1       Agreement and Plan of Merger, dated as of March 31, 2000, between
             MindArrow Systems, Inc. and eCommercial.com, Inc. (filed as
             Exhibit 2.1 to the Registration Statement on Form S-1
             (Registration No. 333-91819) filed with the Securities and
             Exchange Commission, as amended on April 3, 2000, and incorporated herein by reference)
   2.2       Stock Purchase Agreement--Fusionactive.com, Ltd. (filed as Exhibit
             2.2 to the Registration Statement on Form S-1 (Registration No.
             333-91819) filed with the Securities and Exchange Commission, as amended on July 20, 2000, and incorporated herein by reference)
   3.1       Amended and Restated Certificate of Incorporation of the
             Registrant (filed as Exhibit 3.1 to the Registration Statement on
             Form S-1 (Registration No. 333-91819) filed with the Securities and Exchange Commission, as amended on April 3, 2000, and
             incorporated herein by reference)
   3.2       Bylaws of the Registrant (filed as Exhibit 3.2 to the Registration
             Statement on Form S-1 (Registration No. 333-91819) filed with the
             Securities and Exchange Commission, as amended on April 3, 2000, and incorporated herein by reference)
   9.1       Voting Agreement (filed as Exhibit 9.1 to the Registration
             Statement on Form S-1 (Registration No. 333-91819) filed with the
             Securities and Exchange Commission, as amended on June 27, 2000, and incorporated herein by reference)
  10.1       Stock Purchase Agreement, dated as of April 16, 1999, between the
             Company and Shareholders of Zap International (filed as Exhibit
             10.1 to the Registration Statement on Form S-1 (Registration
             No. 333-91819) filed with the Securities and Exchange Commission on November 30, 1999 and incorporated herein by reference)
  10.2       Merger Agreement, dated as of April 19, 1999, between Wireless
             Netcom, Inc. and the Shareholders of eCommercial.com, Inc. (filed as Exhibit 10.2 to the Registration Statement on Form S-1
             (Registration No. 333-91819) filed with the Securities and
             Exchange Commission on November 30, 1999 and incorporated herein by reference)
  10.3       Consulting Agreement--Thomas J. Blakeley (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (Registration No. 333-
             91819) filed with the Securities and Exchange Commission, as amended on August 14, 2000, and incorporated herein by reference)
  10.4       Employment Agreement--Robert I. Webber (filed as Exhibit 10.4 to the Registration Statement on Form S-1 (Registration No. 333-
             91819) filed with the Securities and Exchange Commission, as amended on July 20, 2000, and incorporated herein by reference)
  10.5       Consulting Agreement--Eric A. McAfee (filed as Exhibit 10.5 to the
             Registration Statement on Form S-1 (Registration No. 333-91819)
             filed with the Securities and Exchange Commission, as amended on
             July 20, 2000, and incorporated herein by reference)
  10.6       Form of Change in Control Executive Retention Agreement (filed as
             Exhibit 10.6 to the Registration Statement on Form S-1
             (Registration No. 333-91819) filed with the Securities and
             Exchange Commission on November 30, 1999 and incorporated herein by reference)
  10.7       Registrant's 1999 Stock Option Plan (filed as Exhibit 10.7 to the
             Registration Statement on Form S-1 (Registration No. 333-91819)
             filed with the Securities and Exchange Commission on November 30,
             1999 and incorporated herein by reference)
  10.8       Agreement between Registrant and Eric A. McAfee regarding Voxel
             (filed as Exhibit 10.8 to the Registration Statement on Form S-1
             (Registration No. 333-91819) filed with the Securities and
             Exchange Commission on November 30, 1999 and incorporated herein by reference)
  10.9       Form of Indemnification Agreement between Registrant and each of its directors (filed as Exhibit 10.9 to the Registration Statement on Form S-1 (Registration No. 333-91819) filed with the Securities and Exchange Commission on November 30, 1999 and incorporated herein by reference)
  10.10      Lease Agreement--Aliso Viejo, California (filed as Exhibit 10.10 to the Registration Statement on Form S-1 (Registration No. 333-
             91819) filed with the Securities and Exchange Commission on
             November 30, 1999 and incorporated herein by reference)

 Exhibit No.                             Description
 -----------                             -----------
  10.11      Sublease Agreement--Cupertino, California (filed as Exhibit 10.11 to the Registration Statement on Form S-1 (Registration No. 333-
             91819) filed with the Securities and Exchange Commission, as amended on April 3, 2000, and incorporated herein by reference)
  10.12      Strategic Relationship Agreement between Registrant and Onex
             Ventures LLC (filed as Exhibit 10.12 to the Registration Statement on Form S-1 (Registration No. 333-91819) filed with the Securities and Exchange Commission on November 30, 1999 and incorporated herein by reference)
  10.13      Registrant's 2000 Stock Option Plan (filed as Exhibit 10.13 to the
             Registration Statement on Form S-1 (Registration No. 333-91819)
             filed with the Securities and Exchange Commission, as amended on
             December 29, 2000, and incorporated herein by reference)
  23.1       Consent of experts (Grant Thornton LLP)
  23.2       Consent of experts (Grant Thornton, Hong Kong)
  27.1       Financial Data Schedule