Form 10-K/A
period 2000-09-30
MINDARROW SYSTEMS INC
filed 2001-01-08
CIK 1095792

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                               ----------------

                                   FORM 10-K/A

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

                         Common Stock, $.001 Par Value

                               ----------------

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Registrant's common stock held by non-affiliates on November 30, 2000 (based on the last sale price of such shares) was approximately $17,415,000.

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

                                          MindArrow Systems, Inc.

Dated: January 8, 2001                             /s/ Robert I. Webber
                                          By___________________________________
                                                     Robert I. Webber
                                                  Chief Executive Officer