Form 10-Q
period 2000-12-31
MINDARROW SYSTEMS INC
filed 2001-02-14
CIK 1095792

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                          ___________________________

                                   FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2000


    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________



                       Commission File Number:   0-28403

                          ___________________________

                            MindArrow Systems, Inc.
                        (formerly eCommercial.com, Inc.)
             (Exact name of registrant as specified in its charter)

           Delaware                                              77-0511097
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

           101 Enterprise, Suite 340, Aliso Viejo, California  92656
                    (Address of principal executive offices)

                                 (949) 916-8705
              (Registrant's telephone number, including area code)

                                 Not applicable
   (Former name, former address and formal fiscal year, if changed since last report)

                          ___________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares outstanding of each of the Registrant's classes of common stock:

                                   10,695,717

     (Number of shares of common stock outstanding as of January 31, 2001)

                            MindArrow Systems, Inc.

                         Quarterly Report on Form 10-Q
                  For the three months ended December 31, 2000

                                     INDEX
                                                                            Page
                                                                            ----
                         Part I.  Financial Information

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets - December 31, 2000 (unaudited)
         and September 30, 2000 .........................................     3

         Consolidated Statements of Operations (unaudited) - Three
         Months Ended December 31, 2000 and 1999 ........................     4

         Consolidated Statement of Changes in Stockholders' Equity
         (unaudited) - Three Months Ended December 31, 2000 .............     5

         Consolidated Statements of Cash Flows (unaudited) - Three
         Months Ended December 31, 2000 and 1999 ........................     6

         Notes to Consolidated Financial Statements (unaudited) .........     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................    11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......    25

                          Part II.  Other Information

Item 1.  Legal Proceedings...............................................    26

Item 2.  Changes in Securities and Use of Proceeds.......................    26

Item 3.  Defaults Upon Senior Securities.................................    26

Item 4.  Submission of Matters to a Vote of Security Holders.............    26

Item 5.  Other Information...............................................    26

Item 6.  Exhibits and Reports on Form 8-K................................    26

Signatures...............................................................    27

                   MindArrow Systems, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                              December 31,    September 30,
                                                                                 2000             2000
                                                                              ------------    ------------
                                                                               (unaudited)
                                    ASSETS
Current Assets:
  Cash                                                                        $  7,410,356    $ 10,613,897
  Cash, pledged                                                                    115,400         148,820
  Accounts receivable                                                            1,010,060         704,862
  Prepaid expenses                                                                 207,311         289,536
  Due from related parties                                                         488,894         586,522
  Other current assets                                                               2,500         581,788
                                                                              ------------    ------------
    Total current assets                                                         9,234,521      12,925,425
Fixed Assets, net                                                                2,884,009       2,891,808
Intangible Assets, net                                                           2,379,789       2,615,288
Investments                                                                           --           100,000
Deposits                                                                            52,691          74,865
                                                                              ------------    ------------
    Total assets                                                              $ 14,551,010    $ 18,607,386
                                                                              ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                                    $    964,285    $  1,356,410
  Customer deposits                                                              1,151,286         576,336
  Due to related parties                                                           589,521            --
                                                                              ------------    ------------
    Total current liabilities                                                    2,705,092       1,932,746
                                                                              ------------    ------------
Stockholders' Equity:
  Series B Convertible Preferred Stock,
    $0.001 par value; 1,750,000 shares authorized; 1,182,199 and 1,476,698 shares issued and outstanding as of December 31 and September 30, 2000;
    $9,457,592 and $11,813,584 aggregate liquidation preference as of
    December 31 and September 30, 2000                                               1,182           1,477

  Series C Convertible Preferred Stock,
    $0.001 par value; 3,000,000 shares authorized; 725,775 shares issued
    and outstanding; $18,144,735 aggregate liquidation preference                      726             726

  Common Stock,
    $0.001 par value; 30,000,000 shares authorized as of December 31 and
    September 30, 2000; 10,5098,592 and 10,110,760 shares issued and
    outstanding as of December 31 and September 30, 2000                            10,509          10,111
  Additional paid-in capital                                                    49,687,070      49,181,513
  Accumulated deficit                                                          (37,589,468)    (32,208,804)
  Unearned stock-based compensation                                               (264,101)       (310,383)
                                                                              ------------    ------------
    Total stockholders' equity                                                  11,845,918      16,674,640
                                                                              ------------    ------------
        Total liabilities and stockholders' equity                            $ 14,551,010    $ 18,607,386
                                                                              ============    ============


        The accompanying notes are an integral part of these statements.

             MindArrow Systems, Inc. and Subsidiaries
                Consolidated Statements of Operations

                                                                      Three Months Ended
                                                                 December 31,    December 31,
                                                                    2000            1999
                                                                 ------------    ------------
                                                                         (unaudited)
Revenues                                                         $    998,726    $     29,390
                                                                 ------------    ------------
Operating expenses:
  Development                                                         814,241         385,651
  Production                                                          434,386          90,064
  Sales and marketing                                               2,158,432         789,840
  General and administration                                        2,324,509         909,091
  Depreciation and amortization                                       668,531         157,998
                                                                 ------------    ------------
                                                                    6,400,099       2,332,644
                                                                 ------------    ------------
Operating loss                                                     (5,401,373)     (2,303,254)
Interest income                                                       120,709          52,269
Provision for income taxes                                               --            (1,600)
Other expense                                                        (100,000)           --
                                                                 ------------    ------------
    Net loss                                                     $ (5,380,664)   $ (2,252,585)
                                                                 ============    ============
Basic and diluted loss per share                                 $      (0.53)   $      (0.23)
                                                                 ============    ============
Shares used in computation of basic and diluted loss per share     10,240,954       9,616,204
                                                                 ============    ============

        The accompanying notes are an integral part of these statements.

       MindArrow Systems, Inc. and Subsidiaries
    Consolidated Statement of Changes in Stockholders' Equity

                                           Series B Preferred Stock       Series C Preferred Stock             Common Stock
                                         ----------------------------    ---------------------------   ---------------------------
                                            Shares          Amount          Shares         Amount         Shares         Amount
                                         ------------    ------------    ------------   ------------   ------------   ------------
Balance, September 30, 2000                 1,476,698    $      1,477         725,775   $        726     10,110,760   $     10,111
Conversion of preferred stock
  to common stock                            (294,499)           (295)           --             --          294,499            295
Issuance of common stock pursuant
  to exercise of options                         --              --              --             --          103,333            103
Compensation expense on option
  and warrant grants                             --              --              --             --             --             --
Stockholder repayment per
  indemnification agreement                      --              --              --             --             --             --
Net loss                                         --              --              --             --             --             --
                                         ------------    ------------    ------------   ------------   ------------   ------------
Balance, December 31, 2000 (unaudited)      1,182,199    $      1,182         725,775   $        726     10,508,592   $     10,509
                                         ============    ============    ============   ============   ============   ============

                                         Additional                      Unearned
                                           Paid-In      Accumulated     Stock-Based
                                           Capital        Deficit       Compensation       Total
                                         ------------   ------------    ------------    ------------
Balance, September 30, 2000              $ 49,181,513   $(32,208,804)   $   (310,383)   $ 16,674,640
Conversion of preferred stock
  to common stock                                --             --              --              --
Issuance of common stock pursuant
  to exercise of options                      103,230           --              --           103,333
Compensation expense on option
  and warrant grants                           54,259           --            46,282         100,541
Stockholder repayment per
  indemnification agreement                   348,068           --              --        348,068.00
Net loss                                         --       (5,380,664)           --        (5,380,664)
                                         ------------   ------------    ------------    ------------
Balance, December 31, 2000 (unaudited)   $ 49,687,070   $(37,589,468)   $   (264,101)   $ 11,845,918
                                         ============   ============    ============    ============

       The accompanying notes are an integral part of these statements.

               MindArrow Systems, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows

                                                                         Three Months Ended
                                                                      December 31,    December 31,
                                                                         2000            1999
                                                                      ------------    ------------
                                                                              (unaudited)
Cash flows from operating activities:
  Net loss                                                            $ (5,380,664)   $ (2,252,585)

  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation and amortization                                          668,531         157,998
    Non-cash charges due to stock issuances                                   --           237,868
    Non-cash charges due to contract settlements                         1,191,701            --
    Non-cash charges due to investment write-down                          100,000            --
    Non-cash charges due to stock option and warrant grants                100,541         119,790
    Increase in accounts receivable                                       (305,198)        (27,049)
    (Increase) decrease in prepaid expenses                                 67,025         (75,783)
    Increase in due from related parties                                    (7,052)           --
    (Increase) decrease in other current assets                            581,788            (423)
    Decrease in deposits                                                    10,174          27,637
    Increase (decrease) in accounts payable and accrued liabilities       (392,125)        107,690
    Decrease in accounts payable from acquired companies                      --           (81,603)
    Increase in customer deposits                                          574,950          25,000
                                                                      ------------    ------------
      Net cash used in operations                                       (2,790,329)     (1,761,460)
                                                                      ------------    ------------
Cash flows from investing activities:
  (Increase) decrease in cash-pledged                                       33,420         (29,930)
  Purchases of fixed assets                                               (434,773)       (653,025)
  Proceeds from sale of assets                                              17,050            --
  Purchases of patents and trademarks                                      (32,242)        (32,609)
                                                                      ------------    ------------
    Net cash used in investing activities                                 (416,545)       (715,564)
                                                                      ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock                                   --         2,392,981
  Proceeds from option and warrant exercises                                 3,333             521
                                                                      ------------    ------------
    Net cash provided by financing activities                                3,333       2,393,502
                                                                      ------------    ------------
Net decrease in cash                                                    (3,203,541)        (83,522)
Cash, beginning of period                                               10,613,897       4,744,741
                                                                      ------------    ------------
Cash, end of period                                                   $  7,410,356    $  4,661,219
                                                                      ============    ============
Cash paid for income taxes                                            $       --      $       --
                                                                      ============    ============
Cash paid for interest                                                $       --      $       --
                                                                      ============    ============

        The accompanying notes are an integral part of these statements.

                    MindArrow Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

       Note A--The Company and Summary of Significant Accounting Policies

1.  Basis of Presentation

     The accompanying consolidated financial statements have been prepared by MindArrow Systems, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The consolidated balance sheet at September 30, 2000 has been derived from the audited consolidated financial statements at that date.

2. Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

3. Basic and Diluted Net Loss Per Share

          Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares were excluded from the computation as their effect was anti-dilutive.
The Discrepant Shares (see Note F) have not been included in the calculation of basic and diluted net loss per share.

4. Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

5. Concentration of Credit Risk

          Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Substantially all of the Company's cash and cash equivalents are held in one financial institution. As of December 31, 2000 and September 30, 2000, the carrying amounts of cash were $7,525,756 and $10,762,717, respectively, and the bank balances were $7,336,277 and $11,239,780, respectively, of which $100,000 was FDIC insured. Accounts receivable are typically unsecured and derived primarily from customers located in the United States and Hong Kong.

                    MindArrow Systems, Inc. and Subsidiaries

The Company performs ongoing credit evaluations of its customers and will maintain reserves for potential credit losses as the need arises.

6. Segments

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

                                                     North         Asia
                                                    America      Pacific
                                                   ----------   ----------

     For the quarter ended December 31, 1999:
          Net revenues                             $   29,390   $    -
          Long lived assets                         2,474,659        -
     For the quarter ended December 31, 2000:
          Net revenues                                616,604      382,122
          Long lived assets                         5,066,580    2,627,647

Note B--Investments

          In January 2000, the Company made an equity investment of $100,000 into eContributor.com, Inc., an Internet-based fundraising management and donation processing firm. During the quarter ended December 31, 2000 the Company determined that the investment had no fair market value and wrote the asset value down to zero.


Note C--Commitments and Contingencies

1. Operating Leases

          In January 2001, the Company signed an amendment to the lease for its primary facilities in Aliso Viejo, California, which will result in an increase in rent expense of $12,170 per month. The lease expires December 31, 2004.

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

          The Company was named as a defendant in an action seeking damages (the "Voxel Claim") in connection with an Asset Purchase Agreement, dated as of November 25, 1998, pursuant to which Wireless Netcom, Inc. had proposed to acquire the assets of Voxel, Inc. Wireless Netcom, Inc. had accrued $1.8 million in estimated damages, a liability the Company assumed in the recapitalization. In October 1999, the court ruled in favor of the plaintiffs and awarded them $1.8 million in damages. In January 2000 the Company appealed the judgment and pledged a $2 million certificate of deposit with the court. In July

                    MindArrow Systems, Inc. and Subsidiaries

2000, the bankruptcy trustee accepted the Company's offer to settle the dispute for $1.5 million. The bankruptcy judge approved the settlement in August 2000 and the $500,000 balance of the deposit made with the court, included in other current assets on the accompanying Consolidated Balance Sheet, was returned to the Company in October 2000.

          Pursuant to an indemnity agreement, a significant stockholder who is also a director, agreed to indemnify the Company for the $1.5 million paid to the plaintiffs, plus $202,947 in legal fees on or before March 2001, by either refunding the amounts in cash, or by tendering up to 500,000 shares of common stock, at his option. As of December 31, 2000, $1,354,879 remained due under the indemnity agreement. On February 4, 2001, the Company entered into an addendum to the indemnity agreement pursuant to which the shareholder agreed to contribute 102,170 shares of the Company's common stock for cancellation immediately, and up to 198,915 to be cancelled by June 30, 2001, in full satisfaction of the shareholder's indemnification obligation under the indemnity agreement.

Note D--Stockholders' Equity

1. Preferred Stock Conversions

          During the quarter ended December 31, 2000, 294,499 shares of Series B preferred stock were converted into 294,499 shares of common stock pursuant to the conversion rights of the Series B preferred stockholders.

2. Warrants

          During the quarter ended December 31, 2000, the Company issued to consultants warrants to purchase 40,000 shares of common stock. The warrants are exercisable at prices ranging from $6 per share to $8 per share, vest over a period of up to 3 years, and expire in November 2005.

          The Company recognizes compensation expense based on the fair value of the warrants, as computed using the Black-Scholes option pricing model. The Company recognized compensation expense of $58,238 for the quarter ended December 31, 2000.

3. Options

          During the quarter ended December 31, 2000, the Company granted options to purchase 402,100 shares of common stock to employees and directors of the Company under the 2000 Stock Option Plan at a weighted average exercise price of $7 per share.


Note E--Employment Contracts

          The Company terminated, effective December 31, 2000, an employment agreement with a former executive officer resulting in a charge to the Company of approximately $483,000. The transaction has been recorded on the accompanying consolidated balance sheet as the forgiveness of a $100,000 note receivable plus interest, payment of the exercise price on 175,000 options at $1 per share, and the balance payable in the form of cash plus a $120,000 one year, non-interest bearing note payable. The note payable is due in monthly installments of $10,000. All unpaid amounts as of December 31, 2000 are included in "Due to related parties" on the accompanying consolidated balance sheet.

          The Company terminated, effective December 31, 2000, a consulting contract with a former executive officer, current director, and significant stockholder resulting in a charge to the Company of approximately $442,000. The amount will be paid out as follows: $44,167 in cash, payable in two monthly installments through February 28, 2001, the exchange of fixed assets with a net book value of $49,432, and the forgiveness of $348,068 due under the terms of an indemnity agreement (see Note C2). All unpaid amounts as of December 31, 2000 are included in "Due to related parties" on the accompanying consolidated balance sheet.

                    MindArrow Systems, Inc. and Subsidiaries

          The Company terminated, effective December 31, 2000, a consulting contract with a former executive officer, current director, and significant stockholder resulting in a charge to the Company of $267,250. The transaction has been recorded as a non-interest bearing note payable with payments due through March 2002, and is included in "Due to related parties" on the accompanying consolidated balance sheet as of December 31, 2000. Additionally, in January 2001, 57,000 options to purchase common stock at an exercise price of $5 per share were granted in connection with this contract cancellation.


Note F--Subsequent Events

          In January 2001, the Company announced the signing of a non-binding letter of intent to acquire Twelve Horses, Ltd., a privately-held company based in Dublin, Ireland, that provides innovative messaging solutions through strategic literature-distribution processes. Under the proposed terms of the acquisition, shareholders and option holders of Twelve Horses would receive common stock and/or options to purchase common stock of the Company representing approximately 29% of the outstanding common stock of the Company on a fully diluted basis, after giving effect to the proposed acquisition. Completion of the acquisition is subject to entering into a definitive agreement with Twelve Horses and its shareholders and to the satisfactory completion of due diligence and other conditions to closing, including, but not limited to, approval by MindArrow's shareholders, and regulatory approvals, including regulatory approval in Ireland.

          In February 2001, the Company determined that between May 21, 1999 and March 8, 2000 stock certificates representing 1,108,051 shares (the "Discrepant Shares") were illegally authenticated by the Company's prior transfer agent or others acting on its behalf without the Company's authorization or knowledge. The Discrepant Shares were not recorded in the stock ledger records kept by the former transfer agent. Following the discovery of potential criminal activity, the Company contacted law enforcement officials, Nasdaq and the Securities and Exchange Commission and has assisted law enforcement in the investigation of this matter. On February 5, 2001, Nasdaq halted trading of MindArrow's stock on the Nasdaq SmallCap Market. The Company is working on this matter with Nasdaq in an effort to permit trading to resume as soon as possible. Because the Discrepant Shares were illegally authenticated, the Company does not consider them to be validly outstanding at any time, and no restatement of historical financial statements is necessary.

          In order to offset the potential impact of recognizing additional shares that may be in the hands of innocent purchasers, the Company's co-chairmen, who were the EVP/corporate secretary and CEO at the time the Discrepant Shares were issued, have entered into an agreement with the Company pursuant to which the two co-chairmen have agreed to contribute or transfer 1,108,051 of their personal shares in replacement or substitution for wrongly authenticated certificates. The agreement provides that in the event that any of the Discrepant Shares are recovered by the Company, an equivalent number of shares shall be issued to the Company's co-chairmen. In the event that the Company recovers cash or property other than the Discrepant Shares, then the Company shall issue shares of its common stock to the Company's co-chairmen at a rate of one share of common stock for every $4.50 in property or cash recovered. In no event shall the Company be obligated to issue more than 1,108,051 shares pursuant to the agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read together with our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

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

          Through December 31, 2000, our revenues were derived from the production and delivery of eBrochures as well as reseller fees and software license fees. eBrochure production services include theme development, eBrochure design and layout, video production, special effects, hyperlink recommendations, hyperlink page design and creation, reporting and sales cycle consultation.

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

Results of operations

          For the quarters ended December 31, 2000 and 1999, revenues totaled $998,726 and $29,390, respectively. The increase from the previous year was due to the commencement of principal operations in January 2000, the release of our Virtual Prospector product in May 2000, the overall growth of our customer base, and the acquisition of our Hong Kong subsidiary in April 2000. During the quarters ended December 31, 2000 and 1999, we obtained new contracts, referred to as "bookings," totaling nearly $1.9 million and $51,000, respectively. We track bookings upon receiving an order for products or services, and recognize revenue according to our revenue recognition policy as described above. Accordingly, our production backlog at December 31, 2000, was approximately $2.3 million.

          For the quarters ended December 31, 2000 and 1999, our net loss was $5,380,664, or $0.53 per share, and $2,252,585, or $0.23 per share, respectively. The loss for both periods can be attributed to development, marketing and selling, and general and administrative expenses incurred to expand our operations.

          Development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, including consultants, and were focused on continued advancements in multimedia communication technology and development of our proprietary network. Total development costs for the quarters ended December 31, 2000 and 1999 amounted to $814,241 and $385,651. Included in the amount for the quarter ended December 31, 2000 are non-recurring consulting charges of $68,750 related to a cancelled contract with a former executive officer, current director, and significant stockholder.

We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term success. We expect development expenses to remain constant in absolute dollars but decrease as a percentage of revenues.

          Production efforts focused on building a team of creative, client service focused people and producing eBrochures and related Web sites. Total production costs for the quarters ended December 31, 2000 and 1999 amounted to $434,386 and $90,064, respectively.

          Sales and marketing expenses for the quarters ended December 31, 2000 and 1999 amounted to $2,158,432 and $789,840, respectively, and consisted primarily of salaries and related expenses for developing our direct and reseller organizations, as well as marketing expenses designed to create and promote brand awareness. Included in the amount for the quarters ended December 31, 2000 and 1999, is a non-cash charge of $42,966 and $77,877, respectively, which represents compensation expense related to the issuance of stock options and warrants. Additionally, included in the amount for the quarter ended December 31, 2000, are non-recurring salary and consulting charges of $128,750 related to cancelled contracts with one former executive officer and another former executive officer, current director, and significant stockholder. We have invested in a sales and marketing organization that we believe will help add customers and expand revenues. We intend to leverage this investment while aggressively managing our costs of selling. Accordingly, we expect cash-based sales and marketing expenses to remain constant in absolute dollars but decrease as a percentage of revenues.

          General and administrative costs of $2,324,509 and $909,091 for the quarters ended December 31, 2000 and 1999, respectively, primarily included salaries and related expenses for administrative, finance and human resources personnel, professional fees and other corporate expenses related to establishing and expanding our operations. Included in these amounts are non-cash charges of $54,229 and $38,576 for the quarters ended December 31, 2000 and 1999, respectively, which represent compensation expense related to the issuance of stock options and warrants. Additionally, included in the amount for the quarter ended December 31, 2000 is a one time charge of approximately $1.2 million related to the termination of one employment contract and two consulting contracts with former executive officers. We expect to experience increased legal and related expenses associated with our investigation of the Discrepant Shares. We expect cash-based general and administrative expenses to both decrease in absolute dollars and as a percentage of revenues beginning in January 2001.

          Stock-based compensation decreased to $100,540 for the quarter ended December 31, 2000 from $119,790 for the quarter ended December 31, 1999. This decrease was attributable to the fair value of warrants as calculated using the Black-Scholes option pricing model. Amortization of unearned stock-based compensation represents the difference between the exercise price of stock option grants and the deemed fair value of our stock at the time of such grants. Such amounts are amortized over the vesting period for such grants, which is typically three years. At December 31, 2000 we had $264,101 in unearned stock-based compensation scheduled to be amortized as follows: $126,901 in the fiscal year ending September 30, 2001, and $137,200 in the fiscal year ending September 30, 2002. We do not anticipate recording significant stock-based compensation in the future.

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

          In April 2000, we completed a private placement offering of 725,775 shares of Series C preferred stock at $25 per share. Gross proceeds amounted to $18,144,375. On the initial closing date, the trading price of our common stock was $51.25 per share. When originally issued, the shares of Series C preferred were convertible into common stock on a one-for-one basis. However, in response to a decline in the market price of our common stock in August 2000, we adjusted the conversion ratio to two-for-one. Accordingly, the 725,775 shares of Series C preferred are convertible into 1,451,550 shares of common stock.

Liquidity and sources of capital

     Since our inception, we have funded our operations by selling stock. As of December 31, 2000, our cash position reduced short-term liquidity problems. We do not anticipate that monthly revenues will be sufficient to offset expected expenditures until summer 2001, however, we do anticipate that we have sufficient cash to fund our operations until then.

     As of December 31, 2000 and September 30, 2000, we had current assets of $9,234,521 and $12,925,425, respectively, and current liabilities of $2,705,092 and $1,932,746, respectively. This represents working capital of $6,529,429 at December 31, 2000 and $10,992,679 at September 30, 2000.

     For the quarter ended December 31, 2000, we used $2,790,329 of cash for operating activities, compared to $1,761,460 used for operations in the quarter ended December 31, 1999, which were primarily focused on growing our organizational infrastructure to be able to service our clients. During the same periods, $416,545 and $715,564, respectively, was used in investing activities, primarily for acquisitions of fixed assets used to expand our technology infrastructure and network. During the quarters ended December 31, 2000 and 1999, $3,333 and $2,393,502 was provided by financing activities, respectively, primarily from issuance of preferred stock in the prior year.

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

     Certain of the matters and subject areas discussed in this quarterly report on Form 10-Q contain "forward-looking statements" that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this report regarding our business strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management as well as third parties are forward-looking statements. Generally, when used in this report, the words "anticipate," "intend," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Specific examples of forward-looking statements include the expectations that (i) our development and cash-based sales and marketing expenses will remain constant in absolute dollars but decrease as a percentage of revenues, (ii) our cash-based general and administrative expenses will decrease both in absolute dollars and as a percentage of revenues beginning in January 2001, (iii) we will not record significant stock-based compensation in the future, (iv) we have sufficient cash to fund our operations until summer 2001 and (v) the application of Statement of Financial Accounting Standards Nos. 133 and 137 and Interpretation No. 44, as well as the SEC's Staff Accounting Bulletin No. 101, will not have a material impact on our consolidated financial statements or our financial condition or results of operations. All forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause our actual results to differ materially from our expectations are described below and in our other filings with the Securities and Exchange Commission.


Risk Factors

If our stock does not resume trading on Nasdaq or fails to meet Nasdaq's continued listing requirements, the liquidity of our shares may be adversely affected

     On February 5, 2001, Nasdaq halted trading in our common stock on the Nasdaq SmallCap Market. We are working to permit trading to resume as soon as possible. Nevertheless, we cannot assure you when, or if, trading in our common stock on the Nasdaq SmallCap Market will resume. In addition, we cannot predict what short-term or long-term effects the halt in trading will have on the market price of our common stock if and when trading resumes. Moreover, after trading resumes we must meet Nasdaq's continued listing requirements. However, we cannot assure you that we will always be able to meet the continued listing requirements in the future. Failure to meet these requirements could result in the delisting of our common stock from the Nasdaq SmallCap Market, which may adversely affect the liquidity of our shares.

Our limited operating history makes evaluation of our business difficult

      Our business was formed as eCommercial.com in March 1999 and we were a development-stage company through December 31, 1999. In January 2000, principal operations commenced. We have recorded a cumulative loss of $24,199,886 through December 31, 2000 and anticipate recording losses in the near term.
Accordingly, we have a limited operating history on which to base our evaluation of current business and prospects. Our short operating history makes it difficult to predict future results, and there are no assurances that our revenues will increase, or that we will achieve or maintain profitability or generate sufficient cash from operations in future periods.

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

     Our fixed expenses, which generally are comprised of the costs of personnel and facilities have been averaging approximately $800,000 per month. Our expected expense levels are based, in part, on planned revenues and our ability to raise additional funding. If we are unsuccessful in generating significant revenues or raising additional funds, we may be unable to adjust spending in time to compensate for a shortfall or we may have to forego potential revenue-generating activities, either of which could hurt our financial performance.

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

Possible need for additional financing

      The capital requirements associated with developing our network and corporate infrastructure have been and will continue to be significant. We have been substantially dependent on the private placements of our equity securities to fund such requirements. These private placements have raised approximately $30 million in gross proceeds. We do not anticipate that monthly revenues will be sufficient to offset expected expenditures until summer 2001, however, we do anticipate that we have sufficient cash to fund our operations until then. Although we believe our assumptions to be reasonable, we lack the operating history of a more seasoned company and there can be no assurance that our forecasts will prove accurate. In the event that our plans change, our assumptions change or prove inaccurate, or if future private placements, other capital resources and projected cash flow otherwise prove to be insufficient to fund operations, we could be required to seek additional financing sooner than currently anticipated. We have no current arrangements with respect to sources of additional financing if and when needed, or that, if available, such additional financing would be on terms acceptable to us. To the extent that any such financing involves the sale of our equity securities, the interests of our shareholders could be substantially diluted.

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

     Our success also depends on the market acceptance of our technology. For example, congestion over the Internet may interrupt eBrochure broadcasts, resulting in unsatisfying user experiences. Some users may block reception of executable email attachments such as eBrochures or be unwilling to download them due to the large size of the files. Through December 31, 2000, 81% of the eBrochures we've sent have been delivered successfully; however, widespread adoption of eBrochure technology depends on overcoming these obstacles, improving audio and video quality and educating clients and users. If our technology fails to achieve broad commercial acceptance, our growth will be slower than expected.

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

     In January 2001, we announced the signing of a non-binding letter of intent to acquire Twelve Horses, Ltd., a privately-held company based in Dublin, Ireland, that provides innovative messaging solutions through strategic literature-distribution processes. We intend to consider this and other acquisitions of businesses and technologies on an opportunistic basis. Acquisitions of businesses and technologies involve numerous risks, including the diversion of management attention, difficulties in assimilating the acquired operations, loss of key employees from the acquired company, and difficulties in transitioning key customer relationships. In addition, these acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time expenses and the creation of goodwill or other intangible assets that result in significant amortization expense. Any acquisition may not provide the benefits originally anticipated, and there may be difficulty in integrating the service offerings and customer and supplier relationships gained through acquisitions with our own. Although we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, such unexpected liabilities nevertheless may accompany such acquisitions. We cannot guarantee that we will successfully identify attractive acquisition candidates, complete and finance additional acquisitions on favorable terms, or integrate the acquired businesses or assets into our own. Any of these factors could materially harm our business or our operating results in a given period.

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

Our dependence on short-term contracts could make future revenues volatile

      Although some clients enter into multi-year agreements, 78% of our revenues through December 31, 2000 have been derived from contracts with fewer than three months duration. Consequently, our clients can generally stop using our systems quickly and without penalty, thereby increasing our exposure to competitive pressures. There can be no assurance that current clients will continue to be clients, or that we will be able to attract new clients.

We need to be scalable in the number of users we serve

      Our success depends on our ability to deliver and track a large of number of eBrochures. At our current capacity, we can deliver and track approximately three million eBrochures per week. During the quarter ended December 31, 2000, we delivered an average of 105,000 eBrochures per week. If demand for our services exceeds capacity, we may not be able to add to our extensive network capability quickly enough to serve clients.

We depend on continued growth in use of the Internet

     Rapid growth in use of the Internet is a recent phenomenon and there can be no assurance that use of the Internet will continue to grow or that a sufficient base of users will emerge to support our business. The Internet may not be accepted as a viable medium for broadcasting advertising and brochure distribution, for a number of reasons, including:

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

Our stock price has been and may continue to be volatile

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, on March 14, 2000, our common stock closed at $51.25 per share, and on February 2, 2001, our common stock closed at $4.50 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

  .  sales of our common stock; and

  .  general market conditions.

     The historical volatility of our stock price may make it more difficult to resell shares at prices you find attractive. See also "Risk Factors - If our stock does not resume trading on Nasdaq or fails to meet Nasdaq's continued listing requirements, the liquidity of our shares may be affected".

     In addition, the stock market in general, the Nasdaq SmallCap Market, the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may reduce our stock price, regardless of our operating performance.

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

Our officers and directors control a significant percentage of our outstanding common stock which will enable them to exert control over many significant corporate actions and may prevent a change in control that would otherwise be beneficial to our stockholders

     Our officers and directors beneficially own approximately 26% of our outstanding stock. This level of ownership could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

We have a limited operating history in international markets

     We have only limited experience in operating in international markets. Although we have distributed our products and services internationally since August 1999, we had no experience in international operations prior to the acquisition of our Hong Kong-based subsidiary, Fusionactive.com, Ltd., in April 2000. To date, we have recognized approximately $800,000 of revenue related to our international operations in eastern Asia. There can be no assurance that our international operations will be successful.

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

We may be subject to legal liability in connection with the data collection capabilities of our products and services

     Our products are interactive Internet applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, our products occasionally send information to servers at MindArrow. Many of the services we provide also require that users provide information to us. We post privacy policies concerning the use and disclosure of our user data. Any failure by us to comply with our posted privacy policies could impact the market for our products and services, subject us to litigation, and harm our business.

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

Future sales of our common stock may depress our stock price

     Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of January 31, 2001, we had 10,695,717 shares of common stock outstanding. A significant number of these shares are not publicly traded but are available for immediate resale to the public, subject to certain volume limitations under the securities laws. We also have reserved shares of our common stock as follows:

  . 1,070,074 shares are reserved for issuance upon the conversion of our outstanding shares of Series B preferred stock and 661,941 shares are reserved for issuance upon the exercise of warrants, all of which are eligible for immediate resale upon the effectiveness of our recently filed amendment to our registration statement (registration no. 333-91819);

  . 1,451,550 shares are reserved for issuance upon the conversion of our outstanding shares of Series C preferred stock and 936,156 shares are reserved for issuance upon the exercise of warrants, all of which are eligible for immediate resale upon the effectiveness our recently filed registration statement (registration no. 333-52932);

  . 409,533 shares are reserved for issuance upon the exercise of other warrants;

  . 3,000,000 shares are reserved for issuance under our 1999 Stock Option Plan; and

  .  1,000,000 shares are reserved for issuance under our 2000 Stock Option
     Plan.

     Shares underlying vested options are generally eligible for immediate resale in the public market.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

     Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. As of December 31, 2000, our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held at one financial institution. We do not use derivative financial instruments in our investment portfolio.

     Foreign Currency Exchange Risk. We do not believe that we currently have material exposure to foreign currency exchange risk because of the relative insignificance of our foreign subsidiaries. We intend to assess the need to use financial instruments to hedge currency exposures on an ongoing basis.

     We do not use derivative financial instruments for speculative trading purposes.

                           PART II-OTHER INFORMATION

Item 1.   Legal Proceedings

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

     Pursuant to an indemnity agreement, Eric McAfee, one of our significant stockholders who is a director and is also a former officer, agreed to indemnify us for the $1.5 million settlement and $202,947 in attorney fees on or before March 2001, by either refunding the amounts in cash, or by tendering up to 500,000 shares of common stock, at his option. As of December 31, 2000, $1,354,879 remained due under the indemnity agreement. On February 4, 2001, we entered into an addendum to the indemnity agreement pursuant to which Mr. McAfee agreed to contribute 102,170 shares of our common stock for cancellation immediately and up to 198,915 to be cancelled by June 30, 2001, in full satisfaction of his indemnification obligation under the indemnity agreement.


Item 2.   Changes in Securities and Use of Proceeds

     During the quarter ended December 31, 2000, we issued to consultants warrants to purchase 40,000 shares of common stock. The warrants are exercisable at prices ranging from $6 per share to $8 per share, vest over a period of up to 3 years, and expire in November 2005. These warrants were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          10.1  Settlement and Release of Claim Agreement - Thomas J. Blakeley
          10.2  Settlement and Release of Claim Agreement - Eric A. McAfee
          10.3  Settlement and Release of Claim Agreement - Mark Grundy
          10.4  Share Cancellation Agreement
          10.5  Addendum to Indemnification Agreement

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MindArrow Systems, Inc.
                                  (Registrant)



Date:  February 14, 2001                   /s/ Robert I. Webber
                                  ---------------------------------------------
                                  Robert I. Webber
                                  Chief Executive Officer, President,
                                  (Principal Executive Officer), and Director



Date:  February 14, 2001                   /s/ Michael R. Friedl
                                  ---------------------------------------------
                                  Michael R. Friedl
                                  Chief Financial Officer, Treasurer,
                                  (Principal Financial and Accounting Officer)