Form 10-Q
period 2001-03-31
MINDARROW SYSTEMS INC
filed 2001-04-16
CIK 1095792

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004
                          ___________________________

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___ to ___


                       Commission File Number:   0-28403
                     _____________________________________

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

                                  10,651,672

                            (as of March 31, 2001)

                            MindArrow Systems, Inc.

                         Quarterly Report on Form 10-Q


                                     INDEX
                                                                            Page
                                                                            ----
                        Part I.  Financial Information

  Item 1.  Consolidated Financial Statements:

           Consolidated Balance Sheets - March 31, 2001 (unaudited) and
           September 30, 2000...............................................   3

           Consolidated Statements of Operations (unaudited) - Three and
           Six Months Ended March 31, 2001 and 2000.........................   4

           Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) - Six Months Ended March 31, 2001....................   5

           Consolidated Statements of Cash Flows (unaudited) - Six Months
           Ended March 31, 2001 and 2000....................................   6

           Notes to Consolidated Financial Statements
           (unaudited)......................................................   7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................  12

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......  26

                           Part II Other Information

  Item 1.  Legal Proceedings................................................  27

  Item 2.  Changes in Securities and Use of Proceeds........................  27

  Item 3.  Defaults Upon Senior Securities..................................  27

  Item 4.  Submission of Matters to a Vote of Security Holders..............  27

  Item 5.  Other Information................................................  27

  Item 6.  Exhibits and Reports on Form 8-K.................................  27

  Signatures................................................................  28

                   MindArrow Systems, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                  March 31,        September 30,
                                                    2001               2000
                                                ------------     ---------------
                                                 (unaudited)
                                    ASSETS

Current Assets:
  Cash                                          $  4,122,188       $ 10,613,897
  Cash, pledged                                      115,400            148,820
  Accounts receivable, net                         1,082,822            704,862
  Prepaid expenses                                   197,932            289,536
  Due from related parties                           505,567            586,522
  Other current assets                                   959            581,788
                                                ------------       ------------
    Total current assets                           6,024,868         12,925,425
Fixed Assets, net                                  2,606,888          2,891,808
Intangible Assets, net                             2,141,621          2,615,288
Investments                                               -             100,000
Deposits                                              80,316             74,865
                                                ------------       ------------
    Total assets                                $ 10,853,693       $ 18,607,386
                                                ============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities      $  1,341,841       $  1,356,410
  Deferred revenue                                 1,592,174            576,336
  Due to related parties                             332,084                 -
                                                ------------       ------------
    Total current liabilities                      3,266,099          1,932,746
                                                ------------       ------------
Stockholders' Equity:
  Series B Convertible Preferred Stock,
    $0.001 par value; 1,750,000 shares
    authorized; 1,011,949 and 1,476,698
    shares issued and outstanding as of
    March 31, 2001 and September 30, 2000;
    $8,095,592 and $11,813,584 aggregate
    liquidation preference as of March
    31, 2001 and September 30, 2000                    1,012              1,477

  Series C Convertible Preferred Stock,
    $0.001 par value; 3,000,000 shares
    authorized; 725,775 shares issued and
    outstanding; $18,144,375 aggregate
    liquidation preference                               726                726

  Common Stock,
    $0.001 par value; 30,000,000 shares
    authorized; 10,651,672 and 10,110,760
    shares issued and outstanding as of
    March 31, 2001 and September 30, 2000             10,652             10,111

  Additional paid-in capital                      68,448,264         49,181,513
  Accumulated deficit                            (60,719,808)       (32,208,804)
  Unearned stock-based compensation                 (153,252)          (310,383)
                                                ------------       ------------
    Total stockholders' equity                     7,587,594         16,674,640
                                                ------------       ------------
Total liabilities and stockholders' equity      $ 10,853,693       $ 18,607,386
                                                ============       ============

       The accompanying notes are an integral part of these statements.

                   MindArrow Systems, Inc. and Subsidiaries
                     Consolidated Statements of Operations

                                             Three Months Ended          Six Months Ended
                                          March 31,      March 31,     March 31,    March 31,
                                            2001           2000           2001         2000
                                       -------------  -------------  ------------- -------------
                                                 (unaudited)                 (unaudited)
Revenues                               $    917,798   $    285,682   $  1,916,524  $    315,072
                                       -------------  -------------  ------------- -------------
Operating expenses:
  Development                               708,638        460,002      1,522,879       845,653
  Production                                435,576        132,465        869,962       222,529
  Sales and marketing                     1,605,169      2,818,899      3,763,601     3,608,739
  General and administration              1,298,003      2,095,242      3,622,512     3,004,333
  Depreciation and amortization             665,268        239,364      1,333,799       397,362
                                       -------------  -------------  ------------- -------------
                                          4,712,654      5,745,972     11,112,753     8,078,616
                                       -------------  -------------  ------------- -------------
Operating loss                           (3,794,856)    (5,460,290)    (9,196,229)   (7,763,544)
Interest income                              70,386         40,793        191,095        93,062
Provision for income taxes                       -              -              -         (1,600)
Other income (expense)                       33,263             -         (66,737)           -
Loss on transfer agent fraud            (19,439,133)            -     (19,439,133)           -
                                       -------------  -------------  ------------- -------------
    Net loss                            (23,130,340)    (5,419,497)   (28,511,004)   (7,672,082)

Beneficial conversion feature
 on preferred stock                              -     (12,346,440)            -    (12,346,440)
                                       -------------  -------------  ------------- -------------
    Net loss available to
     common stockholders               $(23,130,340)  $(17,765,937)  $(28,511,004) $(20,018,522)
                                       =============  =============  ============= =============
Basic and diluted loss per share       $      (2.16)  $      (1.82)  $      (2.72) $      (2.07)
                                       =============  =============  ============= =============
Shares used in computation of
 basic and diluted loss per share        10,709,703      9,748,708     10,474,033     9,681,710
                                       =============  =============  ============= =============

       The accompanying notes are an integral part of these statements.

                   MindArrow Systems, Inc. and Subsidiaries
           Consolidated Statement of Changes in Stockholders' Equity


                          Series B           Series C
                       Preferred Stock    Preferred Stock   Common Stock         Additional               Unearned
                     ------------------  ----------------  ---------------        Paid-In    Accumulated  Stock-Based
                       Shares   Amount   Shares    Amount    Shares    Amount     Capital     Deficit     Compensation     Total
                     ---------  -------  -------   ------  ----------  --------  ----------- ------------ ------------- -----------
Balance,
 September 30, 2000  1,476,698  $ 1,477  725,775   $  726  10,110,760  $10,111   $49,181,513 $(32,208,804) $(310,383)  $ 16,674,640
Conversion of
 preferred stock
 to common stock      (464,749)    (465)      -        -      464,749      465            -            -          -              -
Issuance of common
 stock pursuant
 to exercise of
 options                    -        -        -        -      178,333      178       178,155           -          -         178,333
Compensation expense
 on option and
 warrant grants             -        -        -        -           -        -         58,028           -     157,131        215,159
Stockholder repayment
 per indemnification
 agreement                  -        -        -        -           -        -        348,068           -          -         348,068
Adjustment for
 Discrepant Shares          -        -        -        -           -        -     18,682,398           -          -      18,682,398
Share contribution
 and cancellation           -        -        -        -   (1,107,951)  (1,108)        1,108           -          -              -
Exchange of
 Discrepant Shares          -        -        -        -    1,107,951    1,108        (1,108)          -          -              -
Shares cancelled
 pursuant to
 indemnification
 agreement                  -        -        -        -     (102,170)    (102)          102           -          -              -
Net loss                    -        -        -        -           -        -             -   (28,511,004)        -     (28,511,004)
                     ---------  -------  -------   ------  ----------  --------  ----------- ------------ ------------ ------------
Balance,
 March 31, 2001
 (unaudited)         1,011,949   $1,012  725,775   $  726  10,651,672  $10,652   $68,448,264 $(60,719,808) $(153,252)  $  7,587,594
                     =========  =======  =======   ======  ==========  ========  =========== ============ ============ ============

       The accompanying notes are an integral part of these statements.

                   MindArrow Systems, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                         Six Months Ended
                                                      March 31,      March 31,
                                                        2001           2000
                                                    -------------   -----------
                                                             (unaudited)
Cash flows from operating activities:
 Net loss                                           $(28,511,004)   $(7,672,082)

 Adjustments to reconcile net loss to
  net cash used in operations:
   Depreciation and amortization                       1,333,799        397,362
   Non-cash charges due to stock issuances                    -         402,284
   Non-cash charges due to stock option and
    warrant grants                                       215,159      2,976,042
   Non-cash charges due to contract settlements        1,191,701             -
   Non-cash charge due to investment write-down          100,000             -
   Non-cash charge for discrepant share adjustment    18,682,398             -
   Increase in accounts receivable                      (377,960)      (202,121)
   (Increase) decrease in prepaid expenses                76,404       (114,298)
   (Increase) decrease in other current assets           583,329        (10,049)
   (Increase) decrease in deposits                       (17,451)        22,273
   Increase (decrease) in accounts payable and
    accrued liabilities                                  (14,569)       372,666
   Decrease in accounts payable from acquired
    companies                                                 -        (145,751)
   Increase in deferred revenue                        1,015,838        162,100
                                                    -------------   -----------
     Net cash used in operations                      (5,722,356)    (3,811,574)
                                                    -------------   -----------

Cash flows from investing activities:
   (Increase) decrease in cash-pledged                    33,420     (2,029,930)
   Purchases of fixed assets                            (559,180)    (1,321,309)
   Proceeds from sale of assets                           21,051             -
   Increase in investments                                    -        (100,000)
   Increase in due from related parties                  (23,725)            -
   Purchases of patents and trademarks                   (61,815)       (49,753)
                                                    -------------   -----------
     Net cash used in investing activities              (590,249)    (3,500,992)
                                                    -------------   -----------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                  -      18,617,356
   Proceeds from issuance of common stock                  3,333        105,750
   Decrease in due to related parties                   (182,437)            -
                                                    -------------   -----------
     Net cash (used in) provided by financing
      activities                                        (179,104)    18,723,106
                                                    -------------   -----------

Net increase (decrease) in cash                       (6,491,709)    11,410,540
Cash, beginning of period                             10,613,897      4,744,741
                                                    -------------   -----------
Cash, end of period                                 $  4,122,188    $16,155,281
                                                    =============   ===========
Cash paid for income taxes                          $         -     $        -
                                                    =============   ===========
Cash paid for interest                              $         -     $        -
                                                    =============   ===========

       The accompanying notes are an integral part of these statements.

                   MindArrow Systems, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note A--The Company and Summary of Significant Accounting Policies

1. Basis of Presentation

     The accompanying consolidated financial statements have been prepared by MindArrow Systems, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The consolidated balance sheet at September 30, 2000 has been derived from the audited consolidated financial statements at that date.

2. Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

3. Basic and Diluted Net Loss Per Share

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and if dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares were excluded from the computation as their effect was anti-dilutive.

4. Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

5. Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Substantially all of the Company's cash and cash equivalents are held in one financial institution. As of March 31, 2001 and September 30, 2000, the carrying amounts of cash were $4,237,588 and $10,762,717, respectively, and the bank balances were $4,297,960 and $11,239,780, respectively, of which $100,000 was FDIC insured. Accounts receivable are typically unsecured and derived primarily from customers located in the United States and Hong Kong. The Company performs ongoing credit evaluations of its customers and will maintain reserves for potential credit losses as the need arises.

                   MindArrow Systems, Inc. and Subsidiaries

                                  (Unaudited)

6. Segments

     The Company has adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected financial information for those segments to be presented in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. To date the Company has viewed their operations as principally one segment. The Company has not yet determined if, as the result of the acquisition of Fusionactive, Ltd., it will operate in more than one segment. The following is a summary of significant geographic markets:


                                                      North        Asia
                                                     America     Pacific
                                                   ----------  ----------
     For the six months ended March 31, 2000:
               Net revenues                        $  315,072  $       -
               Long lived assets                    3,160,087          -
     For the six months ended March 31, 2001:
               Net revenues                         1,351,199     565,325
               Long lived assets                    5,198,861   2,637,765


Note B--Liquidity

     Since inception, the Company has funded operations by selling stock. While revenues have increased significantly over the prior year, expenses continue to exceed revenues. During the quarter ended March 31, 2001, the Company implemented additional cost-savings measures designed to reduce net cash expenditures in future quarters. Even so, the Company does not anticipate that monthly revenues will be sufficient to offset expected expenditures until late calendar 2001. However, based on the current operating plan the Company does anticipate that there is sufficient cash to fund operations until then.


Note C--Investments

     In January 2000, the Company made an equity investment of $100,000 into eContributor.com, Inc., an Internet-based fundraising management and donation-processing firm. During the quarter ended December 31, 2000, the Company determined that the investment had no fair market value and wrote the asset value down to zero.


Note D--Commitments and Contingencies

1. Operating Leases

     In January 2001, the Company signed an amendment to the lease for its primary facilities in Aliso Viejo, California, which resulted in an increase in rent expense of $12,170 per month. The lease expires December 31, 2004.

2. Legal Proceedings

     From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. Except as described below, the Company is not currently aware of any legal proceedings or

                   MindArrow Systems, Inc. and Subsidiaries

                                  (Unaudited)


claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company was named as a defendant in an action seeking damages (the "Voxel Claim") in connection with an Asset Purchase Agreement, dated as of November 25, 1998, pursuant to which Wireless Netcom, Inc. had proposed to acquire the assets of Voxel, Inc. Wireless Netcom, Inc. had accrued $1.8 million in estimated damages, a liability the Company assumed in the recapitalization. In October 1999, the court ruled in favor of the plaintiffs and awarded them $1.8 million in damages. In January 2000 the Company appealed the judgment and pledged a $2 million certificate of deposit with the court. In July 2000, the bankruptcy trustee accepted the Company's offer to settle the dispute for $1.5 million. The bankruptcy judge approved the settlement in August 2000 and the $500,000 balance of the deposit made with the court was returned to the Company in October 2000.

     Pursuant to an indemnity agreement, a significant stockholder agreed to indemnify the Company for the $1.5 million paid to the plaintiffs, plus $202,947 in legal fees on or before March 2001, by either refunding the amounts in cash, or by tendering up to 500,000 shares of common stock, at his option. As of December 31, 2000, $1,354,879 remained due under the indemnity agreement. On February 4, 2001, the Company entered into an addendum to the indemnity agreement pursuant to which the shareholder agreed to contribute 102,170 shares of the Company's common stock for cancellation immediately, and up to 194,007 to be cancelled by June 30, 2001, in full satisfaction of the shareholder's indemnification obligation under the indemnity agreement. On March 30, 2001, 102,170 shares were contributed and cancelled.

3. Acquisitions

     In January 2001, the Company announced the signing of a non-binding letter of intent to acquire Twelve Horses, Ltd., a privately held company based in Dublin, Ireland. On February 21, 2001 the letter of intent was terminated.

4. Transfer Agent Fraud

     In February 2001, the Company determined that between May 21, 1999 and April 7, 2000 stock certificates representing 1,107,951 shares (the "Discrepant Shares") were illegally authenticated by the Company's prior transfer agent or others acting on its behalf. The Discrepant Shares were not recorded in the stock ledger records kept by the former transfer agent. Following the discovery of potential criminal activity, the Company contacted law enforcement officials, Nasdaq and the SEC and has assisted law enforcement in the investigation of this matter. On February 5, 2001, Nasdaq halted trading of MindArrow's common stock on the Nasdaq SmallCap Market. The Company has been and continues to provide information to Nasdaq in an effort to permit trading on Nasdaq to resume. No assurances can be made as to when, or if, trading in the Company's common stock on the Nasdaq SmallCap Market will resume.

     In order to offset the impact of recognizing additional shares in the hands of innocent purchasers, two significant shareholders entered into an agreement with the Company pursuant to which they agreed to contribute for cancellation by the Company 1,107,951 shares owned by them. This contribution of shares was made concurrent with the exchange of new shares for the wrongly authenticated certificates. The agreement provides that in the event that any of the Discrepant Shares are recovered by the Company, an equivalent number of shares shall be issued to the two contributing shareholders. In the event that the Company recovers cash or property other than the Discrepant Shares, then the Company shall issue shares of its common stock to the contributing shareholders at a rate of one share of common stock for every $4.50 in property or cash recovered. In no event shall the Company be obligated to issue more than 1,107,951 shares pursuant to the agreement.

     On March 30, 2001, the Company issued new shares in exchange for the Discrepant Shares and the 1,107,951 shares agreed to be contributed by the two significant shareholders were contributed to the Company and cancelled. No gain or loss has been recognized by the Company as a result of the share contribution.

                   MindArrow Systems, Inc. and Subsidiaries

                                  (Unaudited)

     The Discrepant Shares entered the public float over a period of approximately eleven months. In connection with the exchange, the Company determined that under generally accepted accounting principles it should record a non-recurring, non-cash charge of $18,682,398 at the time the exchange of new shares for the Discrepant Shares occurs. Accordingly, this non-cash charge is reflected in the accompanying consolidated financial statements for the quarter ended March 31, 2001. This amount represents the estimated market value of the Discrepant Shares at the time they entered the public float. The charge had no impact on total stockholders' equity, as the Company concurrently recorded an $18,682,398 increase to additional paid-in capital. Any amounts recovered by the Company from the perpetrators of the fraud will be recorded as non-operating income at the time of the recovery. It is not known whether the Company will achieve any recovery. The loss on transfer agent fraud of $19,439,133 on the accompanying consolidated statement of operations includes legal and other costs associated with investigating the fraud, implementing the share exchange and pursuing resolution of the trading halt.

     The following is a schedule of as reported and pro forma net loss and loss per share, illustrating the impact the Discrepant Shares would have had if the loss of $18,682,398 associated with the Discrepant Shares had been recorded in the periods in which the Discrepant Shares entered the public float:


                                                                                  Net Loss                 Loss Per Share
                                             Discrepant                  ----------------------------   ------------------------
    Period                                     Shares        Value       As Reported        Pro Forma    As Reported   Pro Forma
    ------                                     ------        -----       -----------        ---------    -----------   ---------
  Period from inception (March 26, 1999)
       to June 30, 1999                        326,742   $ (3,880,061)  $   (799,762)  $ (4,679,823)       $(0.10)     $(0.57)
  Quarter ended September 30, 1999             237,000     (1,925,626)    (2,593,831)    (4,519,457)        (0.30)      (0.46)
                                            ----------   ------------   ------------   ------------
  Period from inception (March 26, 1999)
       to September 30, 1999                   563,742   $ (5,805,687)  $ (3,393,593)  $ (9,199,280)        (0.39)      (1.02)
                                            ==========   ============   ============   ============
  Quarter ended December 31, 1999              256,414   $ (4,827,209)  $ (2,252,585)  $ (7,079,794)        (0.23)      (0.69)
  Quarter ended March 31, 2000                 274,810     (7,536,594)   (17,765,937)   (25,302,531)        (1.82)      (2.35)
  Quarter ended June 30, 2000                   12,985       (512,908)    (3,813,814)    (4,326,722)        (0.38)      (0.39)
  Quarter ended September 30, 2000                  -              -      (4,982,875)    (4,982,875)        (0.49)      (0.49)
                                            ----------   ------------   ------------   ------------

  Year ended September 30, 2000                544,209   $(12,876,711)  $(28,815,211)  $(41,691,922)        (2.95)      (3.97)
                                            ==========   ============   ============   ============

  Quarter ended December 31, 2000                   -    $         -    $ (5,380,664)  $ (5,380,664)        (0.53)      (0.53)
  Quarter ended March 31, 2001              (1,107,951)    18,682,398    (23,130,340)    (4,447,942)        (2.16)      (0.42)
                                            ----------   ------------   ------------   ------------

  Six months ended March 31, 2001           (1,107,951)  $ 18,682,398   $(28,511,004)  $ (9,828,606)        (2.72)      (0.94)
                                            ==========   ============   ============   ============


     The pro forma charges above would have no impact on total stockholders' equity, as the Company would concurrently record a corresponding increase to additional paid-in capital.

Note E--Stockholders' Equity

1. Preferred Stock Conversions

     During the six months ended March 31, 2001, 464,749 shares of Series B preferred stock were converted into 464,749 shares of common stock pursuant to the conversion rights of the Series B preferred stockholders.

2. Warrants

     During the six months ended March 31, 2001, the Company issued to consultants warrants to purchase 70,000 shares of common stock. The warrants are exercisable at prices ranging from $5 per share to $8 per share, vest over periods up to 3 years, and expire December 2001 through November 2005.

                   MindArrow Systems, Inc. and Subsidiaries

                                  (Unaudited)

     The Company recognizes compensation expense based on the fair value of the warrants, as computed using the Black-Scholes option pricing model. The Company recognized compensation expense of $73,752 for the six months ended March 31, 2001.

3. Options

     During the six months ended March 31, 2001, the Company granted options to purchase 923,700 shares of common stock to employees and directors of the Company under the 1999 and 2000 Stock Option Plans at exercise prices from $5 to $7 per share. During the same period, 439,098 options were forfeited and 178,333 were exercised, resulting in a balance of 3,308,103 options at March 31, 2001.

Note F--Due to Related Parties

     The Company terminated, effective December 31, 2000, an employment agreement with a former executive officer, resulting in a charge to the Company of approximately $483,000. The transaction was recorded as the reduction of a $100,000 note receivable plus interest, payment of the exercise price on 175,000 options at $1 per share, and the balance payable in the form of cash plus a $120,000 one year, non-interest bearing note payable. The note payable is due in monthly installments of $10,000. All unpaid amounts as of March 31, 2001 are included in "Due to related parties" on the accompanying consolidated balance sheet.

     The Company terminated, effective December 31, 2000, a consulting contract with a former executive officer and significant stockholder resulting in a charge to the Company of approximately $442,000. The amount was paid as follows:
$44,167 in cash, payable in two monthly installments through February 28, 2001, the exchange of fixed assets with a net book value of $49,432, and a reduction of $348,068 due under the terms of an indemnity agreement (see Note D2). All amounts were paid as of March 31, 2001.

     The Company terminated, effective December 31, 2000, a consulting contract with a former executive officer, current director, and significant stockholder, resulting in a charge to the Company of $267,250. The transaction was recorded as a non-interest bearing note payable with payments due through March 2002, and is included in "Due to related parties" on the accompanying consolidated balance sheet. Additionally, in January 2001, options to purchase 57,000 shares of common stock at an exercise price of $5 per share were granted in connection with this contract cancellation, resulting in compensation expense of $76,380.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

Overview

     Our business was founded in March 1999. We were a development-stage company until December 31, 1999. Principal operations commenced in January 2000. On April 24, 2000, we acquired 90% of Fusionactive, Ltd. in exchange for 150,000 shares of our common stock. The results of operations of Fusionactive have been included in the consolidated financial statements commencing April 1, 2000. The results of operations of Fusionactive from April 1 through April 23 are immaterial to our consolidated results.

     Through March 31, 2001, our revenues were derived from the production and delivery of eBrochures as well as reseller fees and software license fees. eBrochure production services include theme development, eBrochure design and layout, video production, special effects, hyperlink recommendations, hyperlink page design and creation, reporting and sales cycle consultation.

     Revenues are recognized when the consulting or production services are rendered and eBrochures are delivered. We recognize software license fee revenue when persuasive evidence of an agreement exists, the product has been delivered, we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is probable. Fusionactive's revenue from media sales is recognized upon placing advertisements.

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

Results of operations

     For the three and six months ended March 31, 2001, revenues totaled $917,798 and $1,916,524, respectively, compared to $285,682 and $315,072 for the corresponding periods in fiscal 2000. The increase from the previous year was due to the release of our Virtual Prospector product in May 2000, the overall growth of our customer base, and the acquisition of our Hong Kong subsidiary in April 2000. During the quarter and six months ended March 31, 2001, we obtained new contracts, referred to as "bookings," totaling over $2.6 million and $4.6 million, respectively. We track bookings upon receiving an order for products or services, and recognize revenue according to our revenue recognition policy as described above. Accordingly, our production backlog at March 31, 2001, was approximately $3.8 million.

     For the three and six months ended March 31, 2001, our operating loss was $3,794,856 and $9,196,229, respectively, compared to $5,460,290 and $7,763,544 for the corresponding periods in fiscal 2000. The loss for both periods can be attributed to development, marketing and selling, and general and administrative expenses incurred to expand our operations.

     In February 2001, the Company determined that between May 21, 1999 and April 7, 2000 stock certificates representing 1,107,951 shares (the "Discrepant Shares") were illegally authenticated by the Company's prior transfer agent or others acting on its behalf. The Discrepant Shares were not recorded in the stock ledger records kept by the former transfer agent. Following the discovery of potential criminal activity, the Company contacted law enforcement officials, Nasdaq and the SEC and has assisted law enforcement in the investigation of this matter. On February 5, 2001, Nasdaq halted trading of MindArrow's common stock on the Nasdaq SmallCap Market. The Company has been and continues to provide information to Nasdaq in an effort to permit trading on Nasdaq to resume. We cannot assure you when, or if, trading in our common stock on the Nasdaq SmallCap Market will resume.

     In order to offset the impact of recognizing additional shares that may be in the hands of innocent purchasers, two significant shareholders entered into an agreement with the Company pursuant to which they agreed to contribute for cancellation by the Company 1,107,951 shares owned by them. This contribution of shares was made concurrent with the exchange of new shares for the wrongly authenticated certificates. The agreement provides that in the event that any of the Discrepant Shares are recovered by the Company, an equivalent number of shares shall be issued to the two contributing shareholders. In the event that the Company recovers cash or property other than the Discrepant Shares, then the Company shall issue shares of its common stock to the contributing shareholders at a rate of one share of common stock for every $4.50 in property or cash recovered. In no event shall the Company be obligated to issue more than 1,107,951 shares pursuant to the agreement.

     On March 30, 2001, the Company issued new shares in exchange for the Discrepant Shares and the 1,107,951 shares agreed to be contributed by the two significant shareholders were contributed to the Company and cancelled. No gain or loss has been recognized by the Company as a result of the share contribution.

     The Discrepant Shares entered the public float over a period of approximately eleven months. In connection with the exchange, the Company determined that under generally accepted accounting principles it should record a non-recurring, non-cash charge of $18,682,398 at the time the exchange of new shares for the Discrepant Shares occurs. Accordingly, this non-cash charge is reflected in the accompanying consolidated financial statements. This amount represents the estimated market value of the Discrepant Shares at the time they entered the public float. The charge had no impact on total stockholders' equity, as the Company concurrently recorded an $18,682,398 increase to additional paid-in capital. Any amounts recovered by the Company from the perpetrators of the fraud will be recorded as non-operating income at the time of the recovery. It is not known whether the Company will achieve any recovery. The loss on transfer agent fraud of $19,439,133 includes legal and other costs associated with investigating the fraud, implementing the share exchange and pursuing resolution of the trading halt. We have incurred significant legal and other costs addressing the Discrepant Shares. We expect we will continue to incur significant legal and other costs seeking a resumption in the trading of our stock.

     For the three and six months ended March 31, 2001, our net loss available to common stockholders was $23,130,340, or $2.16 per share, and $28,511,004, or $2.72 per share, respectively, compared to $17,765,937, or $1.82 per share, and $20,018,522, or $2.07 per share, for the corresponding periods in fiscal 2000. Likewise, for the three and six months ended March 31, 2001, our net loss was $23,130,340, or $2.16 per share, and $28,511,004, or $2.72 per share, respectively, compared to $5,419,497, or $0.56 per share, and $7,672,082, or $0.79 per share, for the corresponding periods in fiscal 2000. On a pro forma basis, excluding the non-cash portion of the loss on transfer agent fraud described above, net loss for the three and six months was $4,447,942, or $0.42 per share and $9,828,606, or $0.94 per share.

     Development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, including consultants, and were focused on continued advancements in multimedia communication technology and development of our proprietary network. Total development costs for the three and six months ended March 31, 2001 amounted to $708,638 and $1,522,879, compared to $460,002 and $845,653 for the corresponding periods in fiscal 2000. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term success. We expect development expenses to remain constant in absolute dollars but decrease as a percentage of revenues.

     Production efforts focused on building a team of creative design and client service people to produce eBrochures and related Web sites. Total production costs for the three and six months ended March 31, 2001 amounted to $435,576 and $869,962, respectively, compared to $132,465 and $222,529, for the corresponding periods of fiscal 2000.

     Sales and marketing expenses for the three and six months ended March 31, 2001 amounted to $1,605,169 and $3,763,601, respectively, and consisted primarily of salaries and related expenses for developing our direct and reseller organizations, as well as marketing expenses designed to create and promote brand awareness. Included in the amounts for the three and six months ended March 31, 2001, is a non-cash charge of $25,747 and $68,713, respectively, which represents compensation expense related to the issuance of stock options and warrants. We have invested in a sales and marketing organization that we believe will help add customers and expand revenues. We intend to leverage this investment while aggressively managing our costs of selling. Accordingly, we expect cash-based sales and marketing expenses to remain constant in absolute dollars but decrease as a percentage of revenues.

     General and administrative costs of $1,298,003 and $3,622,512 for the three and six months ended March 31, 2001, respectively, primarily included salaries and related expenses for administrative, finance and human resources personnel, professional fees and other corporate expenses related to establishing and expanding our operations. Included in these amounts are non-cash charges of $85,940 and $140,169 for the three and six months ended March 31, 2001, respectively, which represent compensation expense related to the issuance of stock options and warrants.

     Stock-based compensation decreased to $114,618 for the three months ended March 31, 2001 from $2,856,251 for the three months ended March 31, 2000. This decrease was attributable to a decrease in the quantity of warrants granted and vested, and the fair value of warrants as calculated using the Black-Scholes option pricing model. Amortization of unearned stock-based compensation represents the difference between the exercise price of stock option grants and the deemed fair value of our stock at the time of such grants. Such amounts are amortized over the vesting period for such grants, which is typically three years. At March 31, 2001 we had $153,252 in unearned stock-based compensation scheduled to be amortized as follows: $65,024 in the fiscal year ending September 30, 2001, and $88,228 in the fiscal year ending September 30, 2002. We do not anticipate recording significant stock-based compensation in the future.

Recent financings

     In December 1999, we completed a private placement offering of 1,388,073 shares of Series B preferred stock at $8 per share and issued an option to purchase an additional 125,000 shares of Series B preferred at $8 per share, which was exercised on March 24, 2000. These shares are convertible into shares of common stock on a one-for-one basis. Gross proceeds amounted to $11,104,584. Net proceeds to us, after selling commissions of $829,242 and direct offering costs of $121,869, totaled $10,153,473, of which $7,760,492 was received prior to September 30, 1999, and $2,392,981 was received after September 30, 1999. On the initial closing date, the trading price of our common stock was $9.44 per share.

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

Liquidity and sources of capital

     Since our inception, we have funded our operations by selling stock. While our revenues have increased significantly over the prior year, our expenses continue to exceed revenues. During the quarter ended March 31, 2001, we implemented additional cost-savings measures designed to reduce net cash expenditures in future quarters. Even so, we do not anticipate that monthly revenues will be sufficient to offset expected expenditures until late calendar 2001. However, based on our current operating plan we do anticipate that we have sufficient cash to fund our operations until then. See "Risk Factors - Possible need for additional financing."

     As of March 31, 2001 and September 30, 2000, we had current assets of $6,024,868 and $12,925,425, respectively, and current liabilities of $3,266,099 and $1,932,746, respectively. This represents working capital of $2,758,769 at March 31, 2001 and $10,992,679 at September 30, 2000.

     For the six months ended March 31, 2001, we used $5,722,356 of cash for operating activities, compared to $3,811,574 used for operations in the six months ended March 31, 2000, which were primarily focused on growing our organizational infrastructure to be able to service our clients. During the same periods, $590,249 and $3,500,992, respectively, was used in investing activities, primarily for acquisitions of fixed assets used to expand our technology infrastructure and network. During the six months ended March 31, 2001 and 2000, $179,104 was used in and $18,723,106 was provided by financing activities, respectively, primarily from issuance of preferred stock in the prior year.

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

     Certain of the matters and subject areas discussed in this quarterly report on Form 10-Q contain "forward-looking statements" that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this report regarding our business strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management as well as third parties are forward-looking statements. Generally, when used in this report, the words "anticipate," "intend," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Specific examples of forward-looking statements include the expectations that (i) our development and cash-based sales and marketing expenses will remain constant in absolute dollars but decrease as a percentage of revenues, (ii) we will not record significant stock-based compensation in the future, (iii) we have sufficient cash to fund our operations until late calendar 2001 and (iv) the application of Statement of Financial Accounting Standards Nos. 133 and 137 and Interpretation No. 44, as well as the SEC's Staff Accounting Bulletin No. 101, will not have a material impact on our consolidated financial statements or our financial condition or results of operations. All forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause our actual results to differ materially from our expectations are described below and in our other filings with the SEC.

Risk Factors

If our stock does not resume trading on Nasdaq or fails to meet Nasdaq's continued listing requirements, the liquidity of our shares will continue to be adversely affected

     On February 5, 2001, Nasdaq halted trading in our common stock on the Nasdaq SmallCap Market. We are working to permit trading to resume as soon as possible. Nevertheless, we cannot assure you when, or if, trading in our common stock on the Nasdaq SmallCap Market will resume. In addition, we cannot predict what short-term or long-term effects the halt in trading will have on our business, our ability to make acquisitions, and the market price of our common stock if and when trading resumes. Moreover, when and if trading resumes we must meet Nasdaq's continued listing requirements. However, we cannot assure you that we will always be able to meet the continued listing requirements in the future. Failure to meet these requirements could result in the delisting of our common stock from the Nasdaq SmallCap Market, which may adversely affect the liquidity of our shares.

Possible need for additional financing

     The capital requirements associated with developing our network and corporate infrastructure have been and will continue to be significant. We have been substantially dependent on the private placements of our equity securities to fund such requirements. These private placements have raised approximately $30 million in gross proceeds. We do not anticipate that monthly revenues will be sufficient to offset expected expenditures until late calendar 2001, but based on our current operating plan we do anticipate that we have sufficient cash to fund our operations until then. Although we believe our assumptions underlying our operating plan to be reasonable, we lack the operating history of a more seasoned company and there can be no assurance that our forecasts will prove accurate. In the event that our plans change, our assumptions change or prove inaccurate, or if future private placements, other capital resources and projected cash flow otherwise prove to be insufficient to fund operations, we could be required to seek additional financing and to do so sooner than currently anticipated. We have no current arrangements with respect to sources of additional financing if and when needed, or that, if available, such additional financing would be on terms acceptable to us. Our ability to raise additional capital has been and will continue to be materially and adversely affected until and unless the recent halt imposed on the trading of our stock is lifted. To the extent that we are able to raise additional funds and it involves the sale of our equity securities, the interests of our shareholders could be substantially diluted.

Our limited operating history makes evaluation of our business difficult

     Our business was formed as eCommercial.com in March 1999 and we were a development-stage company through December 31, 1999. In January 2000, principal operations commenced. We have recorded a cumulative net loss of $47,330,226 through March 31, 2001 and anticipate recording losses in the near term. Accordingly, we have a limited operating history on which to base our evaluation of current business and prospects. Our short operating history makes it difficult to predict future results, and there are no assurances that our revenues will increase, or that we will achieve or maintain profitability or generate sufficient cash from operations in future periods.

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

     Our fixed expenses, which generally are comprised of the costs of personnel and facilities, have been averaging approximately $800,000 per month. Our expected expense levels are based, in part, on planned revenues and our ability to raise additional funding. If we are unsuccessful in generating significant revenues or raising additional funds, we may be unable to adjust spending in time to compensate for a shortfall or we may have to forego potential revenue-generating activities, either of which could hurt our financial performance.

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors. These factors include:

     .  the demand for our services;

     .  the addition or loss of individual clients;

     . the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

     . fees for professional services associated with resolving issues related to the Discrepant Shares;

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

     Due to all of the foregoing factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, it is possible that our operating results in one or more quarters will fail to meet the expectations of investors. In such event, the market price of our common stock could drop.

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

     Our success also depends on the market acceptance of our technology. For example, congestion over the Internet may interrupt eBrochure broadcasts, resulting in unsatisfying user experiences. Some users may be unwilling to download eBrochures due to the large size of the files. During the quarter ended March 31, 2001, 90% of the eBrochures we sent were delivered successfully; however, widespread adoption of eBrochure technology depends on overcoming these obstacles, improving audio and video quality and educating clients and users. If our technology fails to achieve broad commercial acceptance, our growth will be slower than expected.

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

     We intend to consider acquisitions of businesses and technologies on an opportunistic basis. Acquisitions of businesses and technologies involve numerous risks, including the diversion of management attention, difficulties in assimilating the acquired operations, loss of key employees from the acquired company, and difficulties in transitioning key customer relationships. In addition, these acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time expenses and the creation of goodwill or other intangible assets that result in significant amortization expense. Any acquisition may not provide the benefits originally anticipated, and there may be difficulty in integrating the service offerings and customer and supplier relationships gained through acquisitions with our own. Although we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, such unexpected liabilities nevertheless may accompany such acquisitions. We cannot guarantee that we will successfully identify attractive acquisition candidates, complete and finance additional acquisitions on favorable terms or, in light of the trading halt, any terms, or integrate the acquired businesses or assets into our own. Any of these factors could materially harm our business or our operating results in a given period.

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

Our dependence on short-term contracts could make future revenues volatile

     Although some clients enter into multi-year agreements, 67% of our revenues through March 31, 2001 have been derived from contracts with fewer than three months duration. Consequently, our clients can generally stop using our systems quickly and without penalty, thereby increasing our exposure to competitive pressures. There can be no assurance that current clients will continue to be clients, or that we will be able to attract new clients.

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

Our stock price has been and may continue to be volatile

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, on March 14, 2000, our common stock closed at $51.25 per share, and on February 5, 2001, when the Nasdaq halted trading, our common stock closed at $4.50 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

     .  sales of our common stock; and

     .  general market conditions.

     The historical volatility of our stock price may make it more difficult to resell shares at prices you find attractive. See also "Risk Factors - If our stock does not resume trading on Nasdaq or fails to meet Nasdaq's continued listing requirements, the liquidity of our shares will continue to be adversely affected".

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

Our officers and directors control a significant percentage of our outstanding stock which will enable them to exert control over many significant corporate actions and may prevent a change in control that would otherwise be beneficial to our stockholders

     Our officers and directors beneficially own approximately 21% of our outstanding common stock and 27% of our Series B preferred stock. This level of ownership could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

We have a limited operating history in international markets

     We have only limited experience in operating in international markets. Although we have distributed our products and services internationally since August 1999, we had no experience in international operations prior to the acquisition of our Hong Kong-based subsidiary, Fusionactive Ltd., in April 2000. To date, we have recognized approximately $1 million of revenue related to our international operations in eastern Asia. There can be no assurance that our international operations will be successful.

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

     We do not knowingly collect and disclose personal information from such minors, and therefore believe that we are fully compliant with COPPA. However, the manner in which COPPA may be interpreted and enforced cannot be fully determined, and thus COPPA and future legislation such as COPPA could subject us to potential liability, which in turn would harm our business.

Future sales of our common stock may depress our stock price

     Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of March 31, 2001, we had 10,651,672 shares of common stock outstanding. A significant number of these shares are not publicly traded but are available for immediate resale to the public, subject to certain volume limitations under the securities laws. We also have reserved shares of our common stock as follows:

     . 1,011,949 shares are reserved for issuance upon the conversion of our outstanding shares of Series B preferred stock and 661,941 shares are reserved for issuance upon the exercise of warrants, all of which would be eligible for immediate resale upon the effectiveness of amendments to our registration statement (registration no. 333-91819) filed in December 2000;

     . 1,451,550 shares are reserved for issuance upon the conversion of our outstanding shares of Series C preferred stock and 936,156 shares are reserved for issuance upon the exercise of warrants, all of which would be eligible for immediate resale upon the effectiveness of our registration statement (registration no. 333-52932);

     . 424,533 shares are reserved for issuance upon the exercise of other warrants;

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

     Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. As of March 31, 2001, our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held at one financial institution. We do not use derivative financial instruments in our investment portfolio.

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

     Pursuant to an indemnity agreement, one of our significant stockholders agreed to indemnify us for the $1.5 million settlement and $202,947 in attorney fees on or before March 2001, by either refunding the amounts in cash, or by tendering up to 500,000 shares of common stock, at his option. As of December 31, 2000, $1,354,879 remained due under the indemnity agreement. On February 4, 2001, we entered into an addendum to the indemnity agreement pursuant to which the significant shareholder agreed to contribute 102,170 shares of our common stock for cancellation immediately, and up to 194,007 to be cancelled by June 30, 2001, in full satisfaction of his indemnification obligation under the indemnity agreement. On March 30, 2001, 102,170 shares were contributed and cancelled.

Item 2. Changes in Securities and Use of Proceeds

     During the six months ended March 31, 2001, we issued to consultants warrants to purchase 70,000 shares of common stock. The warrants are exercisable at prices ranging from $5 per share to $8 per share, vest over periods up to 3 years, and expire between December 2001 and November 2005.
These warrants were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        10.1 Amended and Restated Letter Agreement - Thomas J. Blakeley, amending "Settlement and Release of Claim Agreement" previously filed February 14, 2001 on Form 10-Q
        10.2 Amended and Restated Letter Agreement - Eric A. McAfee, amending "Settlement and Release of Claim Agreement" previously filed February 14, 2001 on Form 10-Q

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MindArrow Systems, Inc.
                                     ____________________________
                                     (Registrant)



Date:  April 13, 2001                /s/ Robert I. Webber
                                     ____________________________
                                     Robert I. Webber
                                     Chief Executive Officer, President,
                                     (Principal Executive Officer), and Director




Date:  April 13, 2001                /s/ Michael R. Friedl
                                     ____________________________
                                     Michael R. Friedl
                                    Chief Financial Officer, Treasurer,
                                    (Principal Financial and Accounting Officer)