Form 10-Q
period 2001-06-30
MINDARROW SYSTEMS INC
filed 2001-08-14
CIK 1095792

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                          ---------------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to __________________



                       Commission File Number:   0-28403

                          ---------------------------

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

                          ---------------------------

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

                                   11,456,666

                             (as of June 30, 2001)

================================================================================

                            MindArrow Systems, Inc.

                         Quarterly Report on Form 10-Q


                                     INDEX
                                                                         Page
                                                                         ----
                         Part I.  Financial Information

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets - June 30, 2001 (unaudited) and
           September 30, 2000                                               3

         Consolidated Statements of Operations (unaudited) - Three and
           Nine Months Ended June 30, 2001 and 2000                         4

         Consolidated Statement of Changes in Stockholders' Equity
           (unaudited) - Nine Months Ended June 30, 2001                    5

         Consolidated Statements of Cash Flows (unaudited) - Nine Months
          Ended June 30, 2001 and 2000                                      6

         Notes to Consolidated Financial Statements (unaudited)             7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        29


                          Part II. Other Information

Item 1.  Legal Proceedings                                                 30

Item 2.  Changes in Securities and Use of Proceeds                         30

Item 3.  Defaults Upon Senior Securities                                   30

Item 4.  Submission of Matters to a Vote of Security Holders               30

Item 5.  Other Information                                                 30

Item 6.  Exhibits and Reports on Form 8-K                                  30

Signatures                                                                 31

                   MindArrow Systems, Inc. and Subsidiaries
                         Consolidated Balance Sheets


                                                              June 30,              September 30,
                                                                2001                    2000
                                                             ------------            ------------
                                                              (unaudited)
                             ASSETS
Current Assets:
  Cash                                                       $  2,424,635            $ 10,613,897
  Cash, pledged                                                   115,400                 148,820
  Accounts receivable, net                                        747,307                 704,862
  Prepaid expenses                                                 43,867                 289,536
  Due from related parties                                        471,231                 586,522
  Other current assets                                                  -                 581,788
                                                             ------------            ------------
    Total current assets                                        3,802,440              12,925,425
Fixed Assets, net                                               2,378,678               2,891,808
Intangible Assets, net                                          2,794,760               2,615,288
Investments                                                             -                 100,000
Deposits                                                          124,886                  74,865
                                                             ------------            ------------
    Total assets                                             $  9,100,764            $ 18,607,386
                                                             ============            ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                   $  1,427,084            $  1,356,410
  Deferred revenue                                              1,364,259                 576,336
  Due to related parties                                          268,670                       -
                                                             ------------            ------------
    Total current liabilities                                   3,060,013               1,932,746
                                                             ------------            ------------
Stockholders' Equity:

 Series B Convertible Preferred Stock,
   $0.001 par value; 1,750,000 shares authorized;
   1,004,949 and 1,476,698 shares
   issued and outstanding as of June 30, 2001 and
   September 30, 2000; $8,039,592 and $11,813,584
   aggregate liquidation preference as of June 30,
   2001 and September 30, 2000                                      1,005                   1,477

 Series C Convertible Preferred Stock,
   $0.001 par value; 3,000,000 shares authorized;
   779,775 and 725,775 shares issued and outstanding
   as of June 30, 2001 and September 30, 2000;
   $19,494,375 and $18,144,375 aggregate liquidation
   preference as of June 30, 2001 and September 30, 2000              780                     726

 Common Stock,
  $0.001 par value; 30,000,000 shares authorized;
  11,456,666 and 10,110,760 shares issued and outstanding
  as of June 30, 2001 and September 30, 2000                       11,457                  10,111

  Additional paid-in capital                                   70,149,571              49,181,513
  Accumulated deficit                                         (64,012,440)            (32,208,804)
  Unearned stock-based compensation                              (109,622)               (310,383)
                                                             ------------            ------------
    Total stockholders' equity                                  6,040,751              16,674,640
                                                             ------------            ------------
      Total liabilities and stockholders' equity             $  9,100,764            $ 18,607,386
                                                             ============            ============

       The accompanying notes are an integral part of these statements.

                   MindArrow Systems, Inc. and Subsidiaries
                     Consolidated Statements of Operations


                                                        Three Months Ended                          Nine Months Ended
                                                   June 30,              June 30,             June 30,              June 30,
                                                    2001                  2000                  2001                  2000
                                                 ------------         -----------          --------------        ------------
                                                           (uanaudited)                                (unaudited)
Revenues                                         $   822,729          $   606,076          $  2,739,253          $    921,148
                                                 ------------         -----------          --------------        ------------
Operating expenses:
  Development                                        621,786              595,070             2,144,665             1,440,723
  Production                                         431,082              442,256             1,301,044               664,785
  Sales and marketing                              1,205,964            1,632,781             4,969,565             5,241,520
  General and administration                       1,022,201            1,438,209             4,644,713             4,442,542
  Depreciation and amortization                      698,005              534,115             2,031,804               931,477
                                                 ------------         -----------          --------------        ------------
                                                   3,979,038            4,642,431            15,091,791            12,721,047
                                                 ------------         -----------          --------------        ------------
Operating loss                                    (3,156,309)          (4,036,355)          (12,352,538)          (11,799,899)
Interest income                                       31,054              207,620               222,149               300,682
Provision for income taxes                                 -                  (28)                    -                (1,628)
Minority interest                                          -               14,949                     -                14,949
Other income (expense)                                 2,580                    -               (64,157)                    -
Loss on transfer agent fraud                        (169,957)                   -           (19,609,090)                    -
                                                 ------------         -----------          --------------        ------------
    Net loss                                      (3,292,632)          (3,813,814)          (31,803,636)          (11,485,896)

Beneficial conversion feature
  on preferred stock                                       -                    -                     -           (12,346,440)
                                                 ------------         -----------          --------------        ------------
    Net loss available to common
      stockholders                               $(3,292,632)         $(3,813,814)         $(31,803,636)         $(23,832,336)
                                                 ============         ===========          =============         ============
Basic and diluted loss per share                 $     (0.30)         $     (0.38)         $      (3.00)         $      (2.44)
                                                 ============         ===========          =============         ============
Shares used in computation of basic
 and diluted loss per share                       10,867,313            9,987,160            10,604,816             9,782,876
                                                 ============         ===========          =============         ============

       The accompanying notes are an integral part of these statements.

       MindArrow Systems, Inc. and Subsidiaries
    Consolidated Statement of Changes in Stockholders' Equity

                                            Series B Preferred Stock      Series C Preferred Stock       Common Stock
                                            ------------------------      ------------------------   ----------------------
                                              Shares         Amount        Shares         Amount      Shares        Amount
                                             ---------      --------       -------       ---------   --------      --------
Balance, September 30, 2000                  1,476,698      $  1,477       725,775        $ 726      10,110,760    $ 10,111

Conversion of preferred stock
  to common stock                             (471,749)         (472)       (6,000)          (6)        483,749         484

Issuance of common stock pursuant
  to exercise of options                          --            --            --            --          358,334         358

Compensation expense on option
  and warrant grants                             --             --            --            --             --          --

Stockholder repayment per
  indemnification agreement                      --             --            --           --              --          --

Adjustment for Discrepant Shares                 --             --            --           --              --          --

Share contribution and cancellation              --             --            --           --        (1,107,951)     (1,108)

Exchange of Discrepant Shares                    --             --            --           --         1,107,951       1,108

Shares cancelled pursuant to
  indemnification agreement                      --             --            --           --          (296,177)       (296)

Issuance of common stock for
  acquisition of Control Commerce, Inc.          --             --          60,000           60         800,000         800

Net loss                                         --             --            --           --              --          --
                                             ---------      --------       -------        -----      ----------    --------
Balance, June 30, 2001 (unaudited)           1,004,949      $  1,005       779,775        $ 780      11,456,666    $ 11,457
                                             =========      ========       =======        =====      ==========    ========

                                                           Additional                       Unearned
                                                             Paid-in       Accumulated     Stock-Based
                                                             Capital          Deficit      Compensation       Total
                                                           ------------    ------------    ------------    ------------
Balance, September 30, 2000                                $ 49,181,513    $(32,208,804)   $   (310,383)   $ 16,674,640

Conversion of preferred stock
  to common stock                                                   (6)           --              --              --

Issuance of common stock pursuant
  to exercise of options                                        357,976           --              --            358,334

Compensation expense on option
  and warrant grants                                             43,786           --            200,761         244,547

Stockholder repayment per
  indemnification agreement                                     348,068           --              --            348,068

Adjustment for Discrepant Shares                             18,682,398           --              --         18,682,398

Share contribution and cancellation                               1,108           --              --              --

Exchange of Discrepant Shares                                    (1,108)          --              --              --

Shares cancelled pursuant to
  indemnification agreement                                         296           --              --              --

Issuance of common stock for
  acquisition of Control Commerce, Inc.                       1,535,540           --              --          1,536,400

Net loss                                                          --        (31,803,636)          --        (31,803,636)

                                                           ------------    ------------    -------------   ------------
Balance, June 30, 2001 (unaudited)                         $ 70,149,571    $(64,012,440)   $   (109,622)   $  6,040,751
                                                           ============    ============    ============    ============

       The accompanying notes are an integral part of these statements.

                   MindArrow Systems, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                             Nine Months Ended
                                                                        June 30,            June 30,
                                                                          2001                2000
                                                                      ------------        ------------
                                                                                 (unaudited)
Cash flows from operating activities:
  Net loss                                                            $(31,803,636)       $(11,485,896)
  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation and amortization                                        2,031,804             931,477
    Non-cash charges due to stock option and warrant grants                244,547           3,227,855
    Minority interest                                                            -             (14,949)
    Non-cash charges due to contract settlements                         1,191,701                   -
    Non-cash charge due to investment write-down                           100,000                   -
    Non-cash charge for discrepant share adjustment                     18,682,398                   -
    Non-cash charge for trade shows                                         49,145                   -
    Non-cash forgiveness of amount due from related party                   28,333                   -
    Increase in accounts receivable                                        (42,445)           (274,332)
    (Increase) decrease in prepaid expenses                                222,786             (14,808)
    (Increase) decrease in other current assets                            584,288            (698,467)
    Increase in deposits                                                   (19,771)            (13,644)
    Increase (decrease) in accounts payable and accrued liabilities       (365,351)          1,090,158
    Decrease in accounts payable from acquired companies                         -            (171,767)
    Increase in deferred revenue                                           787,923             185,249
                                                                      ------------        ------------
      Net cash used in operations                                       (8,308,278)         (7,239,124)
                                                                      ------------        ------------
Cash flows from investing activities:
  (Increase) decrease in cash-pledged                                       33,420          (2,029,930)
  Purchases of fixed assets                                               (717,706)         (2,305,631)
  Proceeds from sale of assets                                              21,051                   -
  Increase in investments                                                        -            (100,000)
  Net cash acquired in acquisitions                                        938,536             122,415
  Decrease in due from related parties                                     (17,722)                  -
  Purchases of patents and trademarks                                      (76,046)           (108,867)
                                                                      ------------        ------------
    Net cash (used in) provided by investing activities                    181,533          (4,422,013)
                                                                      ------------        ------------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock                                      -          21,537,356
  Proceeds from issuance of common stock                                   183,334             315,418
  Decrease in due to related parties                                      (245,851)                  -
                                                                      ------------        ------------
    Net cash (used in) provided by financing activities                    (62,517)         21,852,774
                                                                      ------------        ------------
Net increase (decrease) in cash                                         (8,189,262)         10,191,637
Cash, beginning of period                                               10,613,897           4,744,741
                                                                      ------------        ------------
Cash, end of period                                                   $  2,424,635        $ 14,936,378
                                                                      ============        ============
Cash paid for income taxes                                            $          -        $          -
                                                                      ============        ============
Cash paid for interest                                                $          -        $          -
                                                                      ============        ============
Supplemental disclosure of noncash investing activities:
 In June 2001, the Company acquired Control Commerce, Inc. for
 800,000 shares of common stock and 60,000 shares of Series C preferred stock.  In April 2000, the Company acquired
 Fusionactive, Ltd. for 150,000 shares of common stock.               $  1,536,400        $  2,625,000
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

                   MindArrow Systems, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note A--The Company and Summary of Significant Accounting Policies

1.  Basis of Presentation

     The accompanying consolidated financial statements have been prepared by MindArrow Systems, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The consolidated balance sheet at September 30, 2000 has been derived from the audited consolidated financial statements at that date.

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

5. Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Substantially all of the Company's cash and cash equivalents are held in one financial institution. As of June 30, 2001 and September 30, 2000, the carrying amounts of cash were $2,540,035 and $10,762,717, respectively, and the bank balances were $2,497,373 and $11,239,780, respectively, of which $100,000 was FDIC insured. Accounts receivable are typically unsecured and derived primarily from customers located in the United States and Hong Kong. The Company performs ongoing credit evaluations of its customers and will maintain reserves for potential credit losses as the need arises.

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

                                                     North         Asia
                                                    America      Pacific
                                                   ----------   ----------

     For the nine months ended June 30, 2000:
          Net revenues                             $  761,968   $  159,180
          Long lived assets                         4,173,565    2,693,499

     For the nine months ended June 30, 2001:
          Net revenues                              1,966,413      772,840
          Long lived assets                         6,317,797    2,639,279


7. Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations,
and SFAS 142, Goodwill and Intangible Assets.   SFAS 141 is effective for all
business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

 . All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

 . Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

 . Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective October 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

 . Effective October 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

 . All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until October 1, 2002, at which time annual and quarterly goodwill amortization of $719,790 and $282,380, respectively, will no longer be recognized. By September 30, 2003 the Company will have completed a transitional fair value based impairment test of goodwill as of October 1, 2002. By December 31, 2002, the Company will have completed a transitional impairment test of all intangible assets with indefinite lives. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended December 31, 2002, as a cumulative effect of a change in accounting principle.

                   MindArrow Systems, Inc. and Subsidiaries

Note B--Liquidity

     Since inception, the Company has funded operations by selling stock. While revenues have increased significantly over the prior year, expenses continue to exceed revenues. During the quarter ended June 30, 2001, the Company continued to implement cost-savings measures designed to reduce net cash expenditures in future quarters. Even so, the Company does not anticipate that monthly revenues will be sufficient to offset expected expenditures until late calendar 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Need for additional financing."

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

     As a result of the acquisition of Control Commerce, Inc. the Company assumed two leases for office space in New York City and Encinitas, California. The New York office lease requires monthly rent payments of $11,500 per month and expires in July 2002. The Company is in the process of closing its existing facility in New York and moving into a portion of these facilities. Furthermore, the Company is negotiating to return unused space to the landlord in exchange for extending the lease term until July 2003. The Encinitas space requires monthly rent payments of $7,834 per month through April 2002, and $8,064 per month through May 2003, when the lease expires. Effective July 1, 2001 the Company entered into a sublease for the Encinitas space which provides for rental income of $8,064 per month through April 2002, and $8,525 per month through May 2003, when the lease expires.

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

     In October 2000, the Company received a refund in the amount of $500,000 resulting from excess amounts deposited with the court in connection with a lawsuit that was settled in September 2000.

     During the nine months ended June 30, 2001, 296,177 shares of common stock were contributed to the Company and cancelled pursuant to an indemnity agreement with a significant stockholder, in full settlement of an amount due under the indemnity agreement.

     In January 2001, 800 America, Inc. brought an action against Control Commerce, Inc., which was acquired by MindArrow in June 2001, in state court in New York relating to discussions of a proposed acquisition of Control Commerce by 800 America. The complaint alleged, among other things, a breach of contract by Control Commerce and tortious interference with a contractual relationship by unnamed third parties. In March 2001, the case was removed to the U.S. District Court for the Southern District of New

                   MindArrow Systems, Inc. and Subsidiaries

York. In April 2001, MindArrow was added as a defendant to the litigation. 800 America has alleged that MindArrow wrongfully interfered with its business relationship with Control Commerce and has alleged contractual damages of $2 million and punitive damages of $10 million against Control Commerce and MindArrow. MindArrow and Control Commerce believe the claims against them are without merit and intend to vigorously defend themselves in these matters. In August 2001, MindArrow filed a motion for summary judgment to dismiss the claims against it.

3. Acquisitions

     In June 2001, the Company completed its acquisition of Control Commerce, Inc. ("Control Commerce"), a privately-held Delaware corporation. Under the terms of the merger agreement, a wholly-owned subsidiary of the Company was merged with and into Control Commerce, with Control Commerce surviving the merger and becoming a wholly-owned subsidiary of the Company.

     In the merger, the shareholders of Control Commerce received in exchange for all of their issued and outstanding capital stock of Control Commerce an aggregate of 60,000 shares of the Company's Series C preferred stock, 800,000 shares of the Company's common stock and warrants to purchase 12,000 shares of the Company's common stock at a price of $12.50 per share (collectively, the "Merger Consideration"). In addition, in the event the Company closes a round of financing on or before December 15, 2001 involving the issuance of shares of a series of the Company's preferred stock with a liquidation preference senior to that of the Company's Series C preferred stock (or a liquidation preference equal to the Series C preferred stock if fifty percent or more of the new series is sold to existing holders of the Company's Series B or Series C preferred stock), the merger agreement permits the Control Commerce shareholders to exchange the Merger Consideration for consideration consisting of a combination of shares of the new series of stock and the Company's common stock, up to a maximum of one million equivalent shares of common stock.

     The total purchase price of the acquisition was $1,536,400 for which the Company issued warrants to purchase 12,000 shares of the Company's common stock at a price of $12.50 per share, 800,000 shares of common stock, and 60,000 shares of Series C preferred stock, convertible into 120,000 shares of common stock, at a value of $1.67 per share. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values. Goodwill has resulted from the excess costs over fair value of net assets acquired.

     Goodwill.............................................      $930,177
     Tangible assets acquired.............................     1,025,268
     Liabilities assumed..................................      (419,045)
                                                            ------------
                                                            $  1,536,400
                                                            ============


     On August 1, 2001, the Company announced the signing of a non-binding letter of intent to acquire privately-held Radical Communication, Inc. ("Radical"). Under the proposed terms of the transaction, the Company would acquire substantially all of the assets of Radical in exchange for 1,980,000 shares of common stock, 135,000 shares of Series C preferred stock and an unsecured subordinated promissory note in the aggregate principal amount of $1,000,000. The promissory note would be payable in two annual installments of $500,000, with the first installment due October 1, 2002. It is also contemplated that upon the close of the proposed transaction, Radical will designate a representative to join the Company's Board of Directors. Completion of the acquisition is subject to entering into a definitive agreement with Radical and to the satisfactory completion of due diligence and other conditions to closing, including but not limited to, approval by both companies' Board of Directors and approval by Radical's stockholders. The acquisition is expected to close in fall 2001 if it proceeds.

                   MindArrow Systems, Inc. and Subsidiaries

4. Transfer Agent Fraud

     In February 2001, the Company determined that between May 21, 1999 and April 7, 2000 stock certificates representing 1,107,951 shares (the "Discrepant Shares") were illegally authenticated by the Company's prior transfer agent or others acting on its behalf. The Discrepant Shares were not recorded in the stock ledger records kept by the former transfer agent. Following the discovery of potential criminal activity, the Company contacted law enforcement officials, Nasdaq and the SEC and has assisted law enforcement in the investigation of this matter. On February 5, 2001, Nasdaq halted trading of MindArrow's common stock on the Nasdaq SmallCap Market. On May 1, 2001 trading resumed.

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

     The Discrepant Shares entered the public float over a period of approximately eleven months. In connection with the exchange, the Company determined that under generally accepted accounting principles it should record a non-recurring, non-cash charge of $18,682,398 at the time the exchange of new shares for the Discrepant Shares occurs. Accordingly, this non-cash charge is reflected in the accompanying consolidated financial statements for the nine months ended June 30, 2001. This amount represents the estimated market value of the Discrepant Shares at the time they entered the public float. The charge had no impact on total stockholders' equity, as the Company concurrently recorded an $18,682,398 increase to additional paid-in capital. Any amounts recovered by the Company from the perpetrators of the fraud will be recorded as non-operating income at the time of the recovery. The loss on transfer agent fraud of $19,609,090 on the accompanying consolidated statement of operations includes legal and other costs associated with investigating the fraud, implementing the share exchange, pursuing resolution of the trading halt, and recovery of assets.

     On June 25, 2001, the former transfer agent and her accomplice were convicted of crimes arising out of their fraudulent issuance of shares, and have agreed as part of their plea agreement to pay restitution. Authorities have seized $4.5 million in assets that may be distributed pursuant to civil forfeiture proceedings. The Company has made claim to these assets as partial recovery of the loss incurred by the Company as a result of the fraud. However, the Company can make no assurances as to when or whether it will obtain a recovery of the seized assets.

     The following is a schedule of as reported and pro forma net loss and loss per share, illustrating the impact the Discrepant Shares would have had if the loss of $18,682,398 associated with the Discrepant Shares had been recorded in the periods in which the Discrepant Shares entered the public float:

                   MindArrow Systems, Inc. and Subsidiaries


                                                                               Net Loss                   Loss Per Share
                                      Discrepant                    ------------------------------   -------------------------
Period                                  Shares          Value        As Reported      Pro Forma      As Reported    Pro Forma
------                                -----------   -------------   -------------   --------------   ------------   ----------
  Period from inception
    (March 26, 1999)
    to June 30, 1999                     326,742    $ (3,880,061)   $   (799,762)    $ (4,679,823)        $(0.10)      $(0.57)
  Quarter ended
    September 30, 1999                   237,000      (1,925,626)     (2,593,831)      (4,519,457)         (0.30)       (0.46)
                                      ----------    ------------    ------------     ------------
  Period from inception
    (March 26, 1999)
    to September 30, 1999                563,742    $ (5,805,687)   $ (3,393,593)    $ (9,199,280)         (0.39)       (1.02)
                                      ==========    ============    ============     ============

  Quarter ended December 31, 1999        256,414    $ (4,827,209)   $ (2,252,585)    $ (7,079,794)         (0.23)       (0.69)
  Quarter ended March 31, 2000           274,810      (7,536,594)    (17,765,937)     (25,302,531)         (1.82)       (2.35)
  Quarter ended June 30, 2000             12,985        (512,908)     (3,813,814)      (4,326,722)         (0.38)       (0.39)
  Quarter ended September 30, 2000             -               -      (4,982,875)      (4,982,875)         (0.49)       (0.49)
                                      ----------    ------------    ------------     ------------

  Year ended September 30, 2000          544,209    $(12,876,711)   $(28,815,211)    $(41,691,922)         (2.95)       (3.97)
                                      ==========    ============    ============     ============

  Quarter ended December 31, 2000              -    $          -    $ (5,380,664)    $ (5,380,664)         (0.53)       (0.53)
  Quarter ended March 31, 2001        (1,107,951)     18,682,398     (23,130,340)      (4,447,942)         (2.16)       (0.42)
  Quarter ended June 30, 2001                  -               -      (3,292,632)      (3,292,632)         (0.30)       (0.30)
                                      ----------    ------------    ------------     ------------

  Nine months ended June 30, 2001     (1,107,951)   $ 18,682,398    $(31,803,636)    $(13,121,238)         (3.00)       (1.24)
                                      ==========    ============    ============     ============

     The pro forma charges above would have no impact on total stockholders' equity, as the Company would concurrently record a corresponding increase to additional paid-in capital.

Note E--Stockholders' Equity

1. Preferred Stock Conversions

     During the nine months ended June 30, 2001, 471,749 shares of Series B preferred stock were converted into 471,749 shares of common stock pursuant to the conversion rights of the Series B preferred stockholders. During the quarter ended June 30, 2001, 6,000 shares of Series C preferred stock were converted into 12,000 shares of common stock pursuant to the conversion rights of the Series C preferred stockholders.

2. Warrants

     During the nine months ended June 30, 2001, the Company issued to consultants warrants to purchase 70,000 shares of common stock. The warrants are exercisable at prices ranging from $5 per share to $8 per share, vest over periods up to 3 years, and expire January 2002 through October 2005. Additionally, during the quarter ended June 30, 2001, the Company issued warrants to purchase 12,000 shares of common stock at a price of $12.50 per share, as partial consideration in the Control Commerce acquisition (see Note
D3).

     The Company recognizes compensation expense based on the fair value of the warrants, as computed using the Black-Scholes option pricing model. The Company recognized compensation expense of $74,302 for the nine months ended June 30, 2001.

3. Options

     During the nine months ended June 30, 2001, the Company granted options to purchase 1,503,700 shares of common stock to employees and directors of the Company under the 1999 and 2000 Stock Option Plans at exercise prices
from $1 to $7 per share.   During the same period, options to purchase 972,514
shares were forfeited and 358,334 were exercised, resulting in outstanding options to purchase 3,174,686 shares at June 30, 2001.

                   MindArrow Systems, Inc. and Subsidiaries

Note F--Due to Related Parties

     The Company terminated, effective December 31, 2000, an employment agreement with a former executive officer, resulting in a charge to the Company of approximately $483,000. The transaction was recorded as the reduction of a $100,000 note receivable plus interest, payment of the exercise price on 175,000 options at $1 per share, and the balance payable in the form of cash plus a $120,000 one year, non-interest bearing note payable. The note payable is due in monthly installments of $10,000. All unpaid amounts as of June 30, 2001 are included in "Due to related parties" on the accompanying consolidated balance sheet.

     The Company terminated, effective December 31, 2000, a consulting contract with a former executive officer and significant stockholder resulting in a charge to the Company of approximately $442,000. The amount was paid as follows: $44,167 in cash, payable in two monthly installments through February 28, 2001, the exchange of fixed assets with a net book value of $49,432, and a reduction of $348,068 due under the terms of an indemnity agreement. All amounts were paid as of March 31, 2001.

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

Overview

     Our business was founded in March 1999. We were a development-stage company until December 31, 1999. Principal operations commenced in January 2000. On April 24, 2000, we acquired 90% of Fusionactive, Ltd. in exchange for 150,000 shares of our common stock. The results of operations of Fusionactive have been included in the consolidated financial statements commencing April 1, 2000. The results of operations of Fusionactive from April 1 through April 23 are immaterial to our consolidated results. In June 2001, we acquired Control Commerce, Inc. in exchange for 800,000 shares of our common stock, 60,000 shares of our Series C preferred stock and a warrant to purchase 12,000 shares of our
common stock.   The results of operations of Control Commerce have been included in the consolidated financial statements commencing June 1, 2001.

     Through June 30, 2001, our revenues were derived from professional services, transaction charges and license fees for our software product, MindArrow Messenger. Professional services include Message production and design consultation, e-Marketing consulting and software implementation and training services. Transaction charges are for delivery and tracking of MindArrow Messages. The Control Commerce product Virtual Kiosk is an e-commerce enabling technology that will be integrated into our existing messaging and software products.

     Revenues are recognized when the professional services are rendered and transaction charges are recognized when the MindArrow Messages are delivered. We recognize software license fee revenue when persuasive evidence of an agreement exists, the product has been delivered, we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is probable. Fusionactive's revenue from media sales is recognized upon placing advertisements.

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

Need for additional financing

     The capital requirements associated with developing our network and corporate infrastructure have been and will continue to be significant. We have been substantially dependent on private placements of our equity securities to fund such requirements.

     We do not anticipate that monthly revenues will be sufficient to offset expected expenditures until late calendar 2001. Based on our current operating plan and available cash, we anticipate that we will need to obtain additional financing before then. We have no current arrangements with respect to sources of additional financing and there is no certainty that we will be able to raise additional funds. We plan to seek additional financing but the market for privately placed equity securities of companies like ours is, at this time, very difficult. We also have made a claim to recover assets seized from our former transfer agent and an accomplice as partial restitution arising from the loss incurred by the Company as a result of the transfer agent fraud (see Note D4 to our Financial Statements) but we can not be certain when or whether we will obtain a recovery of the seized assets. If the Company is unsuccessful in raising additional funds or obtaining a recovery of the seized assets prior to September 30, 2001, the liquidity position of the Company will be materially and adversely effected and we could be required to make drastic cost reductions, which could negatively impact our operations. All of the statements contained in this Report on Form 10-Q are qualified by these facts.

Results of operations

     For the three and nine months ended June 30, 2001, revenues totaled $822,729 and $2,739,253, respectively, compared to $606,076 and $921,148 for the corresponding periods in fiscal 2000. The increase from the previous year was due to our expanded product and service offerings and the overall growth of our customer base.

     For the three and nine months ended June 30, 2001, our operating loss was $3,156,309 and $12,352,538, respectively, compared to $4,036,355 and
$11,799,899 for the corresponding periods in fiscal 2000. The reduction in the quarterly loss results from increased revenue and our efforts to reduce costs across the board. The increase in the operating loss for the nine months ended June 30, 2001 results primarily from increased depreciation and amortization expenses in the current year. Other cost increases were offset by the increase in revenue over the previous year.

     In February 2001, the Company determined that between May 21, 1999 and April 7, 2000 stock certificates representing 1,107,951 shares (the "Discrepant Shares") were illegally authenticated by the Company's prior transfer agent or others acting on its behalf. The Discrepant Shares were not recorded in the stock ledger records kept by the former transfer agent. Following the discovery of potential criminal activity, the Company contacted law enforcement officials, Nasdaq and the SEC and has assisted law enforcement in the investigation of this matter. On February 5, 2001, Nasdaq halted trading of MindArrow's common stock on the Nasdaq SmallCap Market. On May 1, 2001 trading resumed.

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

     The Discrepant Shares entered the public float over a period of approximately eleven months. In connection with the exchange, the Company determined that under generally accepted accounting principles it should record a non-recurring, non-cash charge of $18,682,398 at the time the exchange of new shares for the Discrepant Shares occurs. Accordingly, this non-cash charge is reflected in the accompanying consolidated financial statements. This amount represents the estimated market value of the Discrepant Shares at the time they entered the public float. The charge had no impact on total stockholders' equity, as the Company concurrently recorded an $18,682,398 increase to additional paid-in capital. Any amounts recovered by the Company from the perpetrators of the fraud will be recorded as non-operating income at the time of the recovery. The loss on transfer agent fraud of $19,609,090 includes legal and other costs associated with investigating the fraud, implementing the share exchange and pursuing resolution of the trading halt.

     On June 25, 2001, the former transfer agent and her accomplice were convicted of crimes arising out of their fraudulent issuance of shares, and have agreed as part of their plea agreement to pay restitution. Authorities have seized $4.5 million in assets that may be distributed pursuant to civil forfeiture proceedings. The Company has made claim to these assets as partial recovery of the loss incurred by the Company as a result of the fraud. However, the Company can make no assurances as to when or whether it will obtain a recovery of the seized assets.

     For the three and nine months ended June 30, 2001, our net loss available to common stockholders was $3,292,632, or $0.30 per share, and $31,803,636, or $3.00 per share, respectively, compared to $3,813,814, or $0.38 per share, and $23,832,336, or $2.44 per share, for the corresponding periods in fiscal 2000. On a pro forma basis, excluding the non-cash portion of the loss on transfer agent fraud described above, net loss for the nine months was $13,121,238, or $1.24 per share.

     Development expenses consist primarily of salaries and related expenses for software engineers and other technical personnel, including consultants, and were focused on continued advancements in multimedia communication technology and continued development of MindArrow Messenger, as well as integrating technology acquired in the Control Commerce acquisition. Total development costs for the three and nine months ended June 30, 2001 amounted to $621,786 and $2,144,665, compared to $595,070 and $1,440,723 for the corresponding periods in fiscal 2000. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term success. We expect development expenses to remain constant in absolute dollars but decrease as a percentage of revenues.

     Production efforts focused on building a team of creative design and client service people to produce MindArrow Messages and assist our clients to implement MindArrow Messenger. Total production costs for the three and nine months ended June 30, 2001 amounted to $431,082 and $1,301,044, respectively, compared to $442,256 and $664,785, for the corresponding periods of fiscal 2000.

     Sales and marketing expenses for the three and nine months ended June 30, 2001 amounted to $1,205,964 and $4,969,565, respectively, a decrease from $1,632,781 and $5,241,520 from the previous year. The expenses consisted primarily of salaries and related expenses for developing our direct and reseller organizations, as well as marketing expenses designed to create and promote brand awareness. We have invested in a sales and marketing organization that we believe will help add customers and expand revenues. We intend to leverage this investment while aggressively managing our costs. Accordingly, we expect cash-based sales and marketing expenses to remain constant in absolute dollars but decrease as a percentage of revenues

     General and administrative costs of $1,022,201 and $4,644,713 for the three and nine months ended June 30, 2001, respectively, compared to $1,438,209 and $4,442,542 for the corresponding periods in fiscal 2000, primarily included salaries and related expenses for administrative, finance and human resources personnel, professional fees and other costs of operating as a public company. The decrease in costs from the quarter in the previous year primarily resulted from the elimination of certain positions and consultants.

     Stock-based compensation decreased to $29,388 for the three months ended June 30, 2001 from $251,814 for the three months ended June 30, 2000. This decrease was attributable to a decrease in the quantity of warrants granted and vested, and the fair value of warrants as calculated using the Black-Scholes option pricing model. Amortization of unearned stock-based compensation represents the difference between the exercise price of stock option grants and the deemed fair value of our stock at the time of such grants. Such amounts are amortized over the vesting period for such grants, which is typically three years. At June 30, 2001 we had $109,622 in unearned stock-based compensation scheduled to be amortized as follows: $31,288 in the quarter ending September 30, 2001, and $78,334 in the fiscal year ending September 30, 2002. We do not anticipate recording significant stock-based compensation in the future.

Liquidity and sources of capital

     In addition to the following see the preceding discussion regarding "Need for additional financing."

     Since our inception, we have funded our operations by selling stock. While our revenues have increased significantly over the prior year, our expenses continue to exceed revenues. During the quarter ended June 30, 2001, we continued to implement cost-savings measures designed to reduce net cash expenditures in future quarters. Even so, we do not anticipate that monthly revenues will be sufficient to offset expected expenditures until late calendar 2001.

     As of June 30, 2001 and September 30, 2000, we had current assets of $3,802,440 and $12,925,425, respectively, and current liabilities of $3,060,013 and $1,932,746, respectively. This represents working capital of $742,427 at June 30, 2001 and $10,992,679 at September 30, 2000.

     For the nine months ended June 30, 2001, we used $8,308,278 of cash for operating activities, compared to $7,239,124 used for operations in the nine months ended June 30, 2000, which were primarily focused on growing our organizational infrastructure to be able to service our clients.

Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 established standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 or SFAS No. 137 have not had a material impact on our consolidated financial statements.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, or SAB 101, entitled "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for the presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The implementation date of SAB 101 has been deferred until no later than the fourth quarter of fiscal years beginning after December 31, 1999. SAB 101 has not had a material impact on our financial position or results of operations.

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

     This interpretation is effective July 1, 2000. The adoption of FIN 44 has not had a material impact on our financial position or results of operations.

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations,
and SFAS 142, Goodwill and Intangible Assets.   SFAS 141 is effective for all
business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     . All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

     . Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     . Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective October 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     . Effective October 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     . All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.


     The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until October 1, 2002, at which time annual and quarterly goodwill amortization of $719,790 and $282,380, respectively, will no longer be recognized. By September 30, 2003 the Company will have completed a transitional fair value based impairment test of goodwill as of October 1, 2002. By December 31, 2002, the Company will have completed a transitional impairment test of all intangible assets with indefinite lives. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended December 31, 2002, as a cumulative effect of a change in accounting principle.

     Certain of the matters and subject areas discussed in this quarterly report on Form 10-Q contain "forward-looking statements" that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this report regarding our business strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management as well as third parties are forward-looking statements. Generally, when used in this report, the words "anticipate," "intend," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Specific examples of forward-looking statements include the expectations that (i) our development and cash-based sales and marketing expenses will remain constant in absolute dollars but decrease as a percentage of revenues, and (ii) we will not record significant stock-based compensation in the future. All forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause our actual results to differ materially from our expectations are described below and in our other filings with the SEC.


Risk Factors

Additional factors that may affect future results

     In addition to the factors discussed in the "Need for additional financing" section of this Management's Discussion and Analysis of Financial Conditions and Results of Operations, the following additional risk factors may affect our future operating results.

We cannot assure you that our common stock will continue to be listed on the Nasdaq SmallCap Market

     The Nasdaq Stock Market retains discretion over whether to continue listing our common stock on the Nasdaq SmallCap Market. Recently, the share price of our common stock has been less than $1.00. If our common stock does not maintain a required minimum bid price of $1.00 over a period of 30 consecutive trading days, we may be notified by Nasdaq that we need to regain compliance with this requirement. If we do not regain compliance with this requirement or if we do not meet other qualification listing standards, our common stock may be delisted from trading on the Nasdaq SmallCap market. If our common stock is delisted from the Nasdaq SmallCap Market, your shares may become significantly less liquid and may decline significantly in price.

Our limited operating history makes evaluation of our business difficult

     Our business was formed as eCommercial.com in March 1999 and we were a development-stage company through December 31, 1999. In January 2000, principal operations commenced. We have recorded a cumulative net loss of $50,622,858 through June 30, 2001 and anticipate recording losses in the near term. Accordingly, we have a limited operating history on which to base our evaluation of current business and prospects. Our short operating history makes it difficult to predict future results, and there are no assurances that our revenues will increase, or that we will achieve or maintain profitability or generate sufficient cash from operations in future periods.

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

     Our fixed expenses, which generally are comprised of the costs of personnel and facilities, have been averaging approximately $700,000 per month, even after giving effect to our recent reductions in personnel. Our expected expense levels are based, in part, on our cash resources and planned revenues. If we are unsuccessful in generating significant revenues or raising additional funds, we will be unable to continue expenditures at current levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Need for additional financing."

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

If we are unable to obtain funding, our customers and vendors may decide not to do business with us

     If we are unable to continue funding our operations at our current levels, and if customers and vendors become concerned about our business prospects, they may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. In that event, our net sales would decrease and our business will suffer significantly.

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

     Our success also depends on the market acceptance of our technology.
For example, congestion over the Internet may interrupt eBrochure broadcasts, resulting in unsatisfying user experiences. Some users may be unwilling to download eBrochures due to the large size of the files. During the quarter ended June 30, 2001, 88% of the eBrochures we sent were delivered successfully; however, widespread adoption of eBrochure technology depends on overcoming these obstacles, improving audio and video quality and educating clients and users. If our technology fails to achieve broad commercial acceptance, our growth will be slower than expected.

We may make acquisitions of complementary technologies or businesses, which may disrupt our business and be dilutive to our existing stockholders.

     We intend to consider acquisitions of businesses and technologies on an opportunistic basis, for example, our recent acquisition of Control Commerce, Inc. and our announced intent to acquire the assets of Radical Communications, Inc. Acquisitions of businesses and technologies involve numerous risks, including the diversion of management attention, difficulties in assimilating the acquired operations, loss of key employees from the acquired company, and difficulties in transitioning key customer relationships. In addition, these acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time expenses and the creation of goodwill or other intangible assets that result in significant amortization expense. Any acquisition may not provide the benefits originally anticipated, and there may be difficulty in integrating the service offerings and customer and supplier relationships gained through acquisitions with our own. Although we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, such unexpected liabilities nevertheless may accompany such acquisitions. We cannot guarantee that we will successfully identify attractive acquisition candidates, complete and finance additional acquisitions on favorable terms, or integrate the acquired businesses or assets into our own. Any of these factors could materially harm our business or our operating results in a given period.

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

Our dependence on short-term contracts could make future revenues volatile

     Although some clients enter into multi-year agreements, 65% of our revenues through June 30, 2001 have been derived from contracts with fewer than three months duration. Consequently, our clients can generally stop using our systems quickly and without penalty, thereby increasing our exposure to competitive pressures. There can be no assurance that current clients will continue to be clients, or that we will be able to attract new clients.

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

Our stock price has been and may continue to be volatile

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, on March 14, 2000, our common stock closed at $51.25 per share, and on August 13, 2001, our common stock closed at $0.78 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

     .  the average daily trading volume of our common stock;

     . actual or anticipated variations in quarterly operating results and our need for additional financing to fund our continuing operations;

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

     .  sales of our common stock; and

     .  general market conditions.

     The historical volatility of our stock price may make it more difficult to resell shares at prices you find attractive. See also "Risk Factors - We cannot assure you that our common stock will continue to be listed on the Nasdaq SmallCap Market."

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

Our efforts to protect our intellectual property rights may not sufficiently protect us and we may incur costly litigation to protect our rights

     We have filed nineteen patent applications and we plan to file additional patent applications in the future with respect to various additional aspects of our technologies. In addition, we have received one patent on technology we obtained in the Control Commerce acquisition. We mark our software with copyright notices, and intend to file copyright registration applications where appropriate. We have also filed several federal trademark registration applications for trademarks and service marks we use. There can, however, be no assurance that any patents, copyright registrations, or trademark registrations applied for by us will be issued, or if issued, will sufficiently protect our proprietary rights.

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

Our officers and directors control a significant percentage of our outstanding stock which will enable them to exert control over many significant corporate actions and may prevent a change in control that would otherwise be beneficial to our stockholders

     Our officers and directors beneficially own approximately 17% of our outstanding common stock and 25% of our Series B preferred stock. This level of ownership could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

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

We have a limited operating history in international markets

     We have only limited experience in operating in international markets. Although we have distributed our products and services internationally since August 1999, we had no experience in international operations prior to the acquisition of our Hong Kong-based subsidiary, Fusionactive Ltd., in April 2000. To date, we have recognized approximately $1.2 million of revenue related to our international operations in eastern Asia. There can be no assurance that our international operations will be successful.

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


International markets for online marketing are in their very early stages of development

     We distribute MindArrow Messages globally. To date, we have developed or modified into foreign language text and delivered eBrochures to recipients in the United Kingdom, France, Switzerland, Austria, Norway, Sweden, Iceland, Finland, Denmark, Greece, Lebanon, Mexico, Panama, Peru, Philippines, Australia, Singapore, Hong Kong, China, and Taiwan. The markets for online advertising and direct marketing in these countries are generally in earlier stages of development than in the United States, and we cannot assure you that the market for, and use of online advertising and direct marketing in international markets such as these and others will be significant in the future. Factors that may account for slower growth in the online advertising and direct marketing markets include, but are not limited to:

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

Future sales of our common stock may depress our stock price

     Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of June 30, 2001, we had 11,456,666 shares of common stock outstanding. A significant number of these shares are not publicly traded but are available for immediate resale to the public, subject to certain volume limitations under the securities laws. We also have reserved shares of our common stock as follows:

     . 1,004,949 shares are reserved for issuance upon the conversion of our outstanding shares of Series B preferred stock;

     . 1,559,550 shares are reserved for issuance upon the conversion of our outstanding shares of Series C preferred stock;

     . 2,000,880 shares are reserved for issuance upon the exercise of warrants;

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

     Interest Rate and Market Risk.    Our exposure to market risk for changes
     -----------------------------
in interest rates relates primarily to our investment profile. As of June 30, 2001, our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held at one financial institution. We do not use derivative financial instruments in our investment portfolio.

     Foreign Currency Exchange Risk.    We do not believe that we currently have
     ------------------------------
material exposure to foreign currency exchange risk because of the relative insignificance of our foreign subsidiaries. We intend to assess the need to use financial instruments to hedge currency exposures on an ongoing basis.

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

     For a description of certain of these matters, see Note D2 to our consolidated financial statements, which is incorporated by reference in response to this item.

Item 2.  Changes in Securities and Use of Proceeds

     During the nine months ended June 30, 2001, we issued to consultants warrants to purchase 70,000 shares of common stock. The warrants are exercisable at prices ranging from $5 per share to $8 per share, vest over periods up to 3 years, and expire between January 2002 and October 2005. These warrants were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

     In May 2001, we acquired Control Commerce, Inc. in exchange for 800,000 shares of MindArrow common stock, 60,000 shares of MindArrow Series C preferred stock convertible into 120,000 shares of common stock, and a warrant to purchase 12,000 shares of MindArrow common stock pursuant to an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended. This transaction was made without general solicitation or advertising. The Company believes that each purchaser (i) was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary, (ii) was acquiring the MindArrow securities solely for his or her own account and for investment, and (iii) does not intend to offer, sell or dispose of such securities except in compliance with the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1  MindArrow Systems, Inc. Restated Certificate of Incorporation
          3.2  MindArrow Systems, Inc. Bylaws, as corrected

     (b)  Reports on Form 8-K

          1. On June 18, 2001, MindArrow filed a report on Form 8-K relating to an announcement regarding the completion of an acquisition of Control Commerce, Inc.

          2. On August 1, 2001, MindArrow filed a report on Form 8-K relating to an announcement regarding the signing of a letter of intent to acquire the assets of Radical Communication, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MindArrow Systems, Inc.
                                    ------------------------------------
                                    (Registrant)



Date:  August 14, 2001              /s/  ROBERT I. WEBBER
                                    ------------------------------------
                                    Robert I. Webber
                                    Chief Executive Officer, President,
                                    (Principal Executive Officer), and
                                    Director



Date:  August 14, 2001              /s/  MICHAEL R. FRIEDL
                                    ------------------------------------
                                    Michael R. Friedl
                                    Chief Financial Officer, Treasurer,
                                    (Principal Financial and Accounting Officer)