Form 10-K
period 2001-09-30
MINDARROW SYSTEMS INC
filed 2001-12-31
CIK 1095792

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2001


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

                             MindArrow Systems, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                    0-28403                     77-0511097
(State or other jurisdiction  (Commission File Number)        (I.R.S. Employer
      of incorporation)                                      Identification No.)

           101 Enterprise, Suite 340, Aliso Viejo, California        92656
               (Address of principal executive offices)            (ZIP Code)

       Registrant's telephone number, including area code: (949) 916-8705

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value

                                -----------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of December 17, 2001, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $13,682,717, based on the closing sale price of $1.00 per share as reported by the Nasdaq SmallCap Market. Shares of Common Stock held by officers, directors, and 5% holders have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

     The number of shares of the Registrant's common stock outstanding on December 17, 2001, was 14,493,906 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                             MindArrow Systems, Inc.

                                 2001 FORM 10-K
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.  BUSINESS...........................................................   3
ITEM 2.  PROPERTIES.........................................................  20
ITEM 3.  LEGAL PROCEEDINGS..................................................  20
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  20

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER  MATTERS...............................................  21
ITEM 6.  SELECTED FINANCIAL DATA............................................  23
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................  24
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........  29
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................  30
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE...........................................  55

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................  56
ITEM 11. EXECUTIVE COMPENSATION.............................................  59
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.........................................................  62
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  65

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K...........................................................  66
SIGNATURES..................................................................  67
EXHIBIT INDEX...............................................................  68

     Certain of the matters and subject areas discussed in this annual report on Form 10-K contain "forward-looking statements" that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this report regarding our business strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management as well as third parties are forward-looking statements. Generally, when used in this report, the words "anticipate," "intend," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause our actual results to differ materially from our expectations are described below and in our other filings with the SEC.

                                     PART I

ITEM 1. BUSINESS

Overview

     MindArrow Systems, Inc. provides direct digital marketing software and services that can help companies reduce costs, shorten sales cycles, and improve retention by automating and enhancing sales and marketing communications. Our patented and patent-pending technologies deliver interactive multimedia content, including streaming video, downloadable video, Flash, audio, HTML, graphics, and animation, combined with the in-depth information of web links, digital documents and e-commerce capabilities. Our technology platform allows our clients to create, deliver, track and manage email marketing campaigns as well as individual one-to-one communications. Our products and services can be deployed on a stand-alone basis, or used to augment existing customer relationship management ("CRM") software.

Clients

     Our growing list of over 100 clients includes companies such as Hewlett-Packard, Disney, Johnson & Johnson, Toyota, Deutsche Bank, Northwest Airlines, Avaya, Procter & Gamble and the NBA (National Basketball Association).

Products & Services

     Our company was incorporated as eCommercial.com, Inc. in April 1999, and we changed our name to MindArrow Systems, Inc. in April 2000. We were a development stage company until early 2000 when principal operations commenced. Our first products were our electronic multimedia messages, called "eCommercials" and "eBrochures," which are our proprietary, highly compressed, self-contained files that can contain high quality video, audio, graphics and hypertext links. We also developed a software tool called Messenger (formerly "Virtual Prospector") that enables our clients to create personalized messages and deliver and track digital content through a web-hosted, application service provider model. In June 2001, we completed the acquisition of Control Commerce, Inc., which added e-commerce functionality to our product offering. And, in September 2001, we acquired Radical Communication, Inc., which added technology for streaming video and other applications. We now provide a comprehensive set of products and services throughout the direct digital marketing value chain.

     Our clients can create, deliver, track, analyze and manage rich media and other digital marketing communications, using our self-service software and in-house services. They can also blend elements of our product offering with certain third-party products and services. We license our RadicalBuilder software to clients who wish to create, track and manage email marketing campaigns that contain streaming video content. Our Messenger software and suite of products is designed for clients who wish to manage digital marketing and sales communications directly, and who may want to provide their sales force and/or dealer network access to digital collateral. We also provide digital marketing consulting services, creative services and engineering support services, as needed.

     RadicalMail Suite. Our RadicalMail(TM) suite of products is designed for
     -----------------
digital marketing campaigns where a client desires to use rich media to enhance and augment email communications.

RadicalMail software empowers digital marketers to create, deliver, track and manage dynamic rich media messages that can be instantly viewed by recipients without requiring them to install any additional software, such as players or plug-ins. This software combines technology obtained in the Radical Communication and Control Commerce acquisitions with our eCommercial and eBrochure technology. These patent-pending technologies can dynamically deliver content based on the recipient's connection speed, ensuring an optimized experience for all viewers. They offer secure e-commerce functionality directly within the email or through our patented pop-up window technology. And, the rich media content can also be immediately published to a Web site.

     The RadicalMail suite is flexible. Clients can license our Radical Builder software to design and assemble their own streaming video RadicalMail campaigns, or they can also use MindArrow services to support projects that require other rich media features for their marketing campaigns, such as Flash design, downloadable video, HTML graphics, custom engineering and data capture, custom reporting, etc. Radical Builder is an easy-to-use, web-based software tool that allows clients to quickly and easily create, send, track and manage dynamic rich media email marketing campaigns with streaming video. All of our streaming video email messages are now branded RadicalMail. RadicalMails can be delivered directly by MindArrow, or through a variety of email marketing software and service providers. (See "Business Strategy - Digital Marketing Relationships"). We provide training for Radical Builder software, online assistance for digital marketing campaigns, and interactive production services for all aspects of client projects.

     Our technology allows clients to track and analyze over 40 different data-points for email marketing campaigns, enabling real-time analysis of campaign performance and recipient activity to optimize future marketing and advertising activities. This information allows our clients to accurately measure the interest generated by their sales and marketing efforts, including the so-called viral or "pass-along" impact of their content. We provide detailed reporting to our clients, and campaign data can be exported to or integrated with other CRM systems for further analysis.

     We have developed several hundred digital marketing campaigns and have delivered several million rich media messages for our clients. The number of recipients who view the digital marketing content as a percentage of those who receive the email message varies with the specific campaign's call to action, the quality of the list, and the size of the target group; however, the average viewership for all of our digital marketing campaigns has been approximately 22%. Of the recipients who viewed the multimedia message, approximately 61% have taken some form of additional action, such as responding to questions, clicking a hypertext link, placing a product order, or forwarding the multimedia message to a friend or colleague. These statistics compare favorably with average response rates for traditional direct marketing, which average from 1% to 4%, according to an October 2001 report by PWC Consulting.

     Messenger Suite. MindArrow Messenger is an integrated software suite
     ---------------
designed for sales, marketing and corporate communications applications. This self-service platform enables users to combine rich media content with digital documents to create one-to-one messages or deliver interactive multimedia to multiple users.

     We support the design and development of collateral materials and then host the content on our servers, or provide links to content on a client's servers. Clients can choose to manage communications directly from their desktops, or engage us to perform and manage these tasks on their behalf. In either case, the client has control over all materials and access to all reporting metrics.

     The Messenger suite supports a variety of marketing applications for building and enhancing customer relationships, including: special promotional messages, new product announcements, product updates and demonstrations, coupons (both online and in-store), training materials, surveys, newsletters, service reminders, e-commerce programs, special event invitations and announcements, customer support materials, and other interactive multimedia communications, all of which can be stored in an online catalog.

     Each application can be designed using many formats, including HTML, any Microsoft Office file, common image and artwork formats, PDF files, audio, and video, or any combination - all designed to deliver the desired message, collateral content and call to action. The call to action in each message can be active or passive and can be executed within the email (purchase within the email) or link to an existing website. An active call to action may be designed to facilitate an immediate customer response, such as a purchase, sign-up or survey, while a passive call to action may perform brand & loyalty reinforcement, such as newsletters, reminder notices, rewards (coupons), or offline activities (call in for more information). Through a simple web interface, the user can access the templates and digital collateral, select relevant materials, distribute to customers, and track the resulting recipient interactions.

     One core value driver of the Messenger suite is the ability to store and manage all multimedia, digital collateral, and corporate-branded stationary templates in one central repository or catalog. These materials can be designed by marketing with consistent corporate messaging and branding, but sent with personalized, targeted messaging by individuals in a sales force, dealer network, or corporate communications department.

     Each user is assigned a password-protected, individual Messenger account, which provides the ability to log on through any Internet browser, and access materials, customize information and add personal messages. Each Messenger account contains utilities to upload and add new email addresses, further enhancing the client's email address database.

     To ensure control and security, Messenger provides access management to maintain controlled distribution of materials contained in the catalog. Additionally, corporate authors and administrators can control who is retrieving which version of what media, and when and how often a user communicates with a particular contact (frequency capping). Reporting metrics are also customizable to satisfy access and revision control needs, as well as advanced tracking requirements. Detailed tracking and reporting about recipient interactions with each message can enhance traditional CRM systems, enabling a company to develop a more comprehensive understanding of their customers.

     Users can see which recipients viewed a message, when they viewed it, how long they spent with collateral materials, and what actions they took. By making Messenger available to a sales force or dealer network, a client can deliver a controlled and monitored digital communications solution for one-to-one or one-to-many email communications with new prospects and existing customers, and can leverage the power of creating information once and publishing multiple times, while maintaining content integrity and accountability.

Value Proposition

     We believe our clients can benefit from our products and services by:

     . Communicating faster and more effectively with their customers, using interactive multimedia and targeted one-to-one messaging;

     . Improving response rates by leveraging rich media content via email and the Web;

     . Driving additional online revenue by enabling e-commerce transactions directly within an email message or through multimedia links to an online catalog;

     . Generating new customer leads through viral, "send to a friend," email marketing;

     . Shortening sales cycles and strengthen a relationship through customized messaging and real-time tracking and reporting;

     . Fostering long-term relationships through targeted digital campaigns that collect information, develop an understanding of the customer, and create a continued dialog; and

     . Reducing costs and improving return on investment as compared to direct mail and printed mail.

     Additional Benefits. Our technology also automates email communication
     -------------------
management to improve productivity and reduce the burden on our client's information technology ("IT") departments and resources. A significant investment in IT infrastructure is required to perform the automated email list management, large scale delivery, opt-in/opt-out management, email bounce back management, streaming media, message personalization, website response tools, and comprehensive message tracking, including email notification services, that we provide. This investment would need to cover hardware, networking, bandwidth, database software and system software, along with applications and personnel to manage the workflow and keep equipment up to date. Our hosted service offers a scalable, secure, and reliable solution that lessens the burden on our clients' infrastructure and allows them to scale as their needs grow.

Sales and Marketing

     We currently market our products and services through a direct sales force and indirectly through a small number of third-party affiliates, primarily to businesses with large sales organizations and/or those that aggressively use the Internet for marketing. We are pursuing direct sales to large, well-established companies in several industries, including, but not limited to technology, financial services, automotive, retail, and high-affinity groups (sports, entertainment, associations).

     We generate revenue by:

     . Charging clients for design and production services to create multimedia messages;

     . Providing additional consulting, implementation, and maintenance services on a time and materials basis;

     . Charging clients per transaction for rich media message delivery and tracking; and

     . Obtaining software license fees for the Builder tool within the RadicalMail Suite and for MindArrow Messenger.

     During the fiscal year ended September 30, 2001, 69% of our revenue has been generated from production and consulting service fees, 17% has been generated from per-item transaction charges, and 14% has been generated from software licensing fees.

     In June 2001, we released the current version of our Messenger software product (formerly "Virtual Prospector"), which we license to companies on a per user basis. We also license our Radical Builder rich media assembly tool on a per site basis.

Business Strategy

     Target clients and industries. We intend to continue to focus on obtaining
     -----------------------------
clients from the Fortune 1000 that have large sales forces and/or aggressively use the Internet for marketing purposes. Jupiter Media Matrix projects that companies in the financial services, automotive, technology, and media industries will lead online marketing spending through 2005. These are our primary target vertical markets. Rich media is particularly useful for companies in these industries to promote high-margin products or products that involve a long-term relationship between purchasers and the company, such as financial services or long-distance phone service, or products that are better demonstrated through video, such as a sports highlight, movie trailer or music video.

     Technology enhancement. We intend to continue to develop and introduce new
     ----------------------
technologies and methods for direct digital marketing in order to provide solutions that fulfill our customers' communications objectives. Beyond continuous improvement of our current product offering, we will continue to explore and apply new methods for direct digital communications, which may include instant video communications, wireless delivery, and personal push channels, whether we develop these solutions internally, acquire technology capabilities that add to our offerings, or enter into strategic partnerships.

     Strategic acquisitions. During the past several months we have added to our
     ----------------------
technology, products and resources with an end-to-end streaming video product and a patented e-commerce application through the acquisitions of Radical Communication, Inc. and Control Commerce, Inc., respectively. We intend to continue to seek acquisitions that enhance our value proposition and allow us to build our business strategically.

     Digital marketing relationships. We have entered relationships with several
     -------------------------------
companies that enable us to extend and strengthen our market presence through complementary product offerings on several dimensions.

     . Our Radical Builder software has been used by several major advertising agencies for rich media email marketing campaigns for their respective clients;

     . Our technology is compatible with, and our rich media messages can be deployed by, leading email distribution companies. We have established distribution relationships with several eMarketing companies including DoubleClick, Bigfoot Interactive, Responsys, NetCreations, and YesMail.

     . Our Messenger software is compatible with and can currently be integrated into products from major CRM vendors, including Siebel Systems, Pivotal Corporation and Onyx Software; and

     . Our digital messaging software is compatible with video capture technologies, which will allow us to develop direct, personalized video messaging products for selected markets.

     Global expansion. Because we believe that significant commercial
     ----------------
opportunities exist outside of the United States, we intend to expand our business to promising global markets, principally through the adoption of our systems and technology by international companies, sending rich media messages on behalf of U.S.-based clients and entering key foreign markets in Asia and Europe.

Industry

     The Internet and electronic commerce has fundamentally changed the way businesses interact with customers, prospects, partners, investors, employees and other interested constituents. Companies in almost every industry are using the Internet and electronic commerce to redefine the way that goods and services are marketed, sold and distributed.

     Much of the Internet's rapid evolution towards becoming a mass medium can be attributed to the accelerated pace of technological innovation, which has expanded the Web's capabilities and improved user experiences. Most notably, the Internet has evolved from a mass of static, text-oriented Web pages and email services to a much richer environment, capable of delivering graphical, interactive and multimedia content.

     "Direct Digital Marketing" allows businesses to cost-effectively target customers through customized email campaigns, interactive web promotions, and online advertising. We provide integrated solutions that allow clients to create, deliver, track and manage communications, throughout the direct digital marketing value chain.

     With the growth of permission-based email, where individuals sign up or "opt-in" to receive information from specific sources on topics of interest to them, email has become an increasingly important direct marketing tool. According to Jupiter Media Matrix's October 2001 report, more than 70 percent of the U.S. population will be online by 2006, compared to approximately 50 percent in 2001, and email users will receive an average of 170 email messages per week in 2006 (including commercial, personal, and work- or school-related messages). The Jupiter study concludes that more effective targeting technology and increasing use of HTML and rich media email will allow marketers to better target their messages to particular users and audience segments.

     We believe that the company is also well-positioned to take advantage of the converging needs in the fast growing markets for eCRM and e-commerce. Data from our products can be used for CRM analysis, and our Messenger product is integrated with several leading CRM offerings. Additionally, we introduced our first e-commerce product in November 2001, and our clients can now add e-commerce functionality to their digital marketing campaigns.We believe that our full-service solutions that span from opt-in list-scrubbing to rich media and e-commerce creation to delivery and tracking to data hosting and self-service software, all position the company to benefit from growth in the direct digital marketing industry.

Competition

     The market for digital marketing services is highly competitive and we expect that competition will continue to intensify. According to a December 2001 study by the Winterberry Group, there are more than 200 marketing services companies or business units that provide email marketing solutions, and it is an industry that is experiencing significant changes and consolidation. Our competition is widely distributed among a variety of companies in the digital marketing space, and we also compete with marketing companies that provide various components of our product and service offerings, including online banner ads and Internet media services. Several of our competitors have longer operating histories, significantly greater financial, technical, marketing, and other resources, with wider recognition and more extensive customer bases.

     Some of the private and publicly-held digital marketing providers include companies such as @Once, 24/7 Media (Nasdaq: TFSM), Bigfoot Interactive, ClickAction (Nasdaq: CLAC), Cheetah Mail, Chordiant Software (Nasdaq: CHRD), Digital Impact (Nasdaq: DIGI), DoubleClick (Nasdaq: DCLK), E.piphany (Nasdaq:
EPNY), e-Dialog, Kana Communications (Nasdaq: KANA), NetCreations, Responsys, Silverpop, TMX Interactive, Traffix (Nasdaq: TRFX), and Yahoo! (Nasdaq: YHOO). These companies may focus on certain segments of digital marketing, such as list generation (Cheetah Mail) or data analysis (E.piphany), or may provide more of a services solution (Bigfoot).

     We also compete for a share of the total budget for production and distribution of marketing materials and targeted content with traditional media such as television, radio and print. We compete primarily on our technologies and services, and while we don't compete directly on price, we believe that our products and services provide a solid return on investment compared to traditional marketing methods.

     We differentiate ourselves by providing an integrated, full-service solution to create, manage, deliver and track any type of message, from text and HTML to dynamic, rich media content that includes video, audio and animation. We provide a complete self-service solution for both large email marketing campaigns and 1-to-1 sales communications. Most rich media vendors offer only campaigns and do not offer the ability to dynamically deliver and track 1-to-1 messages. In addition, most marketing automation solutions typically only offer text or HTML, and provide limited support for rich media or require a customer to contract with a separate rich media vendor. Moreover, marketing automation solutions typically track only summary statistics about the overall success of a campaign such as how many recipients opened the email or clicked through. We track every recipient individually so a client knows who opened the message, number of unique viewers, content selected, information entered into forms and surveys, etc. And, in addition to providing digital marketing solutions, we allow sales organizations and dealers to create and deliver personalized, dynamic messages from any Internet browser by accessing the client's multimedia and digital document catalog.

     It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Such competition could materially and adversely affect our ability to obtain revenues from either software license or service fees from new or existing customers on terms favorable to us. Further, competitive pressures may require us to reduce prices. In either case, our business, operating results and financial condition would be materially and adversely affected. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition and operating results.

Intellectual Property

     We regard our copyrights, trademarks, trade secrets and similar intellectual property as critical to our success, and we rely on a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with our employees and with third parties to establish and protect our proprietary rights.

     Our first patent, "Method and Apparatus for Facilitating Computer Network Transactions," U.S. Patent No. 6,247,047, was issued in June 2001, after our acquisition of Control Commerce, Inc. This is a method and apparatus patent designed to cover the intellectual property associated with a system for delivering from a database using a URL as a database record pointer, with specific transactional content to a daughter window superimposed over a user's current browser location, generally for e-commerce transactions. The patent describes the way in which the system can be implemented over a computer network without restrictions to a proprietary technology (such as Java) using industry standard protocols and the lowest common denominator technology.

     We have nineteen other patent applications on file with the U.S. Patent and Trademark Office (USPTO) under the Patent Cooperation Treaty designating all member countries, including the United States, essentially all of Europe, Japan, Korea, China, Canada and Mexico. These patent applications were filed beginning in October 1999, with prior art dating back several years, and cover aspects of our proprietary authoring software and our network architecture, as well as methods of using interactive multimedia in sales and marketing communications. We plan to file additional patent applications in the future with respect to various additional aspects of these and other technologies.

     We intend to continue to develop proprietary computer software and to seek patent protection for technologies that we consider important to the development of our business. We mark our software with copyright notices, and file copyright registration applications where appropriate. We have also filed several federal trademark registration applications for trademarks and service marks we use. In addition, we seek to protect certain proprietary aspects of our products through nondisclosure agreements with our employees, contractors and other third parties. There can, however, be no assurance that any patents, copyright registrations, or trademark registrations applied for by us will be issued, or if issued, will sufficiently protect our proprietary rights.

Research and Development

     We have developed several proprietary technologies that are used in a variety of Internet-related products and services. These products and services are continually being enhanced to meet the needs of our clients. Our research and development department is organized by area of interest including software development, campaign services, and network management. Each development area requires highly specialized individuals with extensive backgrounds in their respective disciplines.

     Our network includes an advanced, high-bandwidth systems operation center that hosts the Messenger solution and delivers and tracks messages. We co-locate our servers in a secure class 5 data center operated by Exodus Communications, and use the global network of Akamai servers to deliver our streaming video products. Our network is designed for 24/7 message delivery, detailed tracking, with highly redundant systems for fail-over support.

     From our inception through September 30, 2001, we had incurred $5,337,758 of research and development expenses in the engineering of our software tools and our network.

Government Regulation

     Although there are currently relatively few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as broadcast license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. The adoption of restrictive laws or regulations could slow Internet growth. The application of existing laws and regulations governing Internet issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty. There can be no assurance that current or new government laws and regulations, or the application of existing laws and regulations (including laws and regulations governing issues such as property ownership, taxation, defamation and personal injury), will not expose us to significant liabilities, slow Internet growth or otherwise hurt us financially.

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

Employees

     As of December 15, 2001, we had 65 full-time employees, including 19 in our Hong Kong office. None of our employees are subject to a collective bargaining agreement and we believe that our relations with our employees are good.

RISK FACTORS

We will need additional financing

     The capital requirements associated with developing our network and corporate infrastructure have been and will continue to be significant. We have been substantially dependent on private placements of our equity securities to fund such requirements.

     At December 15, 2001, we had available cash of approximately $343,000 and negative working capital of approximately $2.4 million. This negative working capital balance includes as current liabilities approximately $1 million of deferred revenues as well as a payment of $500,000 due October 1, 2002 on a promissory note issued in connection with our acquisition of substantially all of the assets of Radical Communication, Inc. this past September. After December 15, 2001, we raised approximately $1.2 million in a private placement of our common stock. Although we have taken steps to reduce our monthly cash operating expenses, we currently estimate that our cash operating expenses are approximately $650,000 per month. Over the past year our revenues have averaged nearly $300,000 per month. Although we believe that as a result of an existing backlog of contracts and anticipated new contracts, our monthly revenues will increase, there can be no assurance that this will happen. If revenues do not increase over historical levels, we anticipate that based on our current operating plan and available cash, including the cash raised in our recent private placement, we will need to obtain additional financing in mid-2002. We have no current arrangements with respect to sources of additional financing and there is no certainty that we will be able to raise additional funds at that time. Moreover, the market for privately placed equity securities of companies like ours can be very difficult. In their report on our consolidated financial statements for the year ended September 30, 2001, our auditors expressed significant doubt about our ability to continue as a going concern. THERE CAN BE NO ASSURANCE THAT ANY ADDITIONAL FINANCING WILL BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL. IF WE ARE UNSUCCESSFUL IN RAISING ADDITIONAL FUNDS, OUR LIQUIDITY POSITION WILL BE MATERIALLY AND ADVERSELY AFFECTED AND WE COULD BE REQUIRED TO MAKE DRASTIC COST REDUCTIONS, WHICH COULD NEGATIVELY IMPACT OUR OPERATIONS.

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

Recent actions that we have taken may negatively impact our ability to achieve our business objectives

     In order to manage our liquidity and cash position, over the past year we have had to implement certain cost cutting measures, including reductions in force of 50 employees. After these staff reductions, as of December 15, 2001, we had 65 full time employees worldwide. Although these cost cutting measures have improved our short-term cash position, they may negatively impact our ability to grow our business and achieve our business objectives.

We cannot assure you that our common stock will continue to be listed on the Nasdaq SmallCap Market

     The Nasdaq Stock Market retains discretion over whether to continue listing our common stock on the Nasdaq SmallCap Market. Although our common stock closed at $1.00 per share on December 17,

2001, our share price has been below $1.00 from time to time. On September 27, 2001, Nasdaq implemented a moratorium on the minimum bid requirement, but that moratorium will expire on January 2, 2002. After such time, if our common stock falls below a required minimum bid price of $1.00 over a period of 30 consecutive trading days, we expect to be notified by Nasdaq that we need to meet this requirement. If we do not regain compliance within 90 days of receiving such notice, or if we do not meet other qualification listing standards, our common stock could be delisted from trading on the Nasdaq SmallCap Market. If our common stock is delisted from the Nasdaq SmallCap Market, it may become significantly less liquid and may decline significantly in price.

Our limited operating history makes evaluation of our business difficult

     Our business was formed as eCommercial.com in March 1999 and we were a development-stage company through December 31, 1999. In January 2000, principal operations commenced. We have recorded a cumulative net loss of approximately $55 million through September 30, 2001 (including $18.6 million attributable to the non-cash portion of the non-operating loss on transfer agent fraud) and anticipate recording losses in the near term. Accordingly, we have a limited operating history on which to base our evaluation of current business and prospects. Our short operating history makes it difficult to predict future results, and there are no assurances that our revenues will increase, or that we will achieve or maintain profitability or generate sufficient cash from operations in future periods.

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

     Our operating results may fluctuate significantly in the future as a result of a variety of factors. These factors include:

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

If we are unable to obtain funding, our customers and vendors may decide not to do business with us

     If we are unable to continue funding our operations at our current levels, and if customers and vendors become concerned about our business prospects, they may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. In that event, our revenues would decrease and our business will suffer significantly.

We are not sure if the market will accept our systems

     Our ability to succeed will depend on the following, none of which can be assured:

     .    the effectiveness of our marketing and sales efforts;

     .    market acceptance of our current and future offerings; and

     .    the reliability of our networks and services.

     We operate in a market that is at a very early stage of development, is rapidly evolving, and is characterized by an increasing number of competitors and risk surrounding market acceptance of new technologies and services. Potential customers must view our technologies as a viable alternative to traditional commercial advertising and brochure distribution. Because this market is so new, it is difficult to predict its size and growth rate. If the market fails to develop as we expect, our growth will be slower than expected.

We may make acquisitions of complementary technologies or businesses, which may disrupt our business and be dilutive to our existing stockholders.

     We intend to consider acquisitions of businesses and technologies on an opportunistic basis, for example, our recent acquisitions of Control Commerce, Inc. and Radical Communication, Inc. Acquisitions of businesses and technologies involve numerous risks, including the diversion of management attention, difficulties in assimilating the acquired operations, loss of key employees from the acquired company, and difficulties in transitioning key customer relationships. In addition, these acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time expenses and the creation of goodwill or other intangible assets that result in significant amortization expense. Any acquisition may not provide the benefits originally anticipated, and there may be difficulty in integrating the service offerings and customer and supplier relationships gained through acquisitions with our own. Although we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, such unexpected liabilities nevertheless may accompany such acquisitions. We cannot guarantee that we will successfully identify attractive acquisition candidates, complete and finance additional acquisitions on favorable terms, or integrate the acquired businesses or assets into our own. Any of these factors could materially harm our business or our operating results in a given period.

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

If we do not respond to technological change, we could lose or fail to develop customers

     The development of our business entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the functionality and features of our technology. The Internet and the ecommerce industry are characterized by: o rapid technological change; o changes in client requirements and preferences; o frequent new product and service introductions embodying new technologies; and o the emergence of new industry standards and practices.

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

Our stock price has been and may continue to be volatile

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, on January 22, 2001, our common stock closed at $5.81 per share, and on August 22, 2001, our common stock closed at $0.40 per share. On December 17, 2001, our common stock closed at $1.00 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

     .    sales of our common stock;

     . our failure to obtain additional financing on satisfactory terms, or at all; and

     .    general market conditions.

     The historical volatility of our stock price may make it more difficult for investors in our securities to resell shares at prices they find attractive. See also "Risk Factors - We cannot assure you that our common stock will continue to be listed on the Nasdaq SmallCap Market."

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

Future sales of our common stock may depress our stock price

     Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of December 17, 2001, we had 14,493,906 shares of common stock outstanding. A significant number of these shares are not publicly traded but are available for immediate resale to the public, subject to certain volume limitations under the securities laws. We also have reserved shares of our common stock as follows:

     . 952,158 shares are reserved for issuance upon the conversion of our outstanding shares of Series B preferred stock;

     . 1,832,571 shares are reserved for issuance upon the conversion of our outstanding shares of Series C preferred stock;

     . 4,988,083 shares are reserved for issuance upon the exercise of warrants;

     . 3,000,000 shares are reserved for issuance under our 1999 Stock Option Plan; and

     . 2,000,000 shares are reserved for issuance under our 2000 Stock Option Plan.

     Shares underlying vested options are generally eligible for immediate resale in the public market.

     We expect to file with the SEC a registration statement on Form S-3 covering the resale by the selling security holders to be named therein of the following shares:

     . Up to 2,011,604 shares of Common Stock issuable upon the conversion of Series C Preferred Stock;

     . Up to 1,980,000 shares of Common Stock issued to Radical Communication, Inc. in connection with our acquisition of substantially all of the assets of Radical Communication, Inc. in September 2001;

     . Up to 800,000 shares of Common Stock issued to a representative for certain former shareholders of Control Commerce, Inc. in connection with our acquisition of Control Commerce, Inc. in June 2001;

     . Up to 1,350,000 shares of Common Stock issuable upon the exercise of warrants and convertible notes issued as part of a bridge financing in September 2001;

     . Up to 3,050,000 shares of Common Stock issued (or issuable in connection with the exercise of warrants issued) in a private placement in December 2001; and

     . Up to 3,724,841 shares of Common Stock issued in the past year, or issuable upon the exercise of warrants issued in the past year.

Our Series B and Series C Preferred Shareholders have a substantial preference over Common Stock in the event of a liquidation, dissolution or a merger, asset sale or other transaction that results in a change of control of our Company

     Under the terms of our Restated Certificate of Incorporation, in the event of a liquidation, dissolution or a merger, asset sale or other transaction that results in a change in control of our Company, holders of Series B and Series C Preferred Stock are entitled to a liquidation preference before any payments are made on account of the Common Stock. As of December 17, 2001, this liquidation preference was approximately $29.9 million. After this liquidation preference is paid, any remaining proceeds will be shared by the holders of Common Stock, Series B Preferred Stock and Series C Preferred Stock on an as converted basis.

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

Our officers and directors control a significant percentage of our outstanding stock which will enable them to exert control over many significant corporate actions and may prevent a change in control that would otherwise be beneficial to our stockholders

     As of December 17, 2001, our officers and directors beneficially owned approximately 12% of our outstanding common stock and 27% of our Series B preferred stock. This level of ownership could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

The length of our sales cycle increases our costs

     Many of our potential customers conduct extensive and lengthy evaluations before deciding whether to purchase or license our products. In our experience to date we've seen the sales cycle range from a few days up to six months. While the potential customer is making this decision, we continue to incur salary, travel and other similar costs of following up with these accounts. Therefore, the risk associated with our lengthy sales cycle is that we may expend substantial time and resources over the course of the sales cycle only to realize no revenue from such efforts if the customer decides not to purchase from us. Any significant change in customer buying decisions or sales cycles for our products could have a material adverse effect on our business, results of operations, and financial conditions.

We have a limited operating history in international markets

     We have only limited experience in operating in international markets. Although we have distributed our products and services internationally since August 1999, we had no experience in international operations prior to the acquisition of our Hong Kong-based subsidiary, Fusionactive Ltd., in April 2000. Through September 2001, we have recognized approximately $1.2 million of revenue related to our international operations in eastern Asia. There can be no assurance that our international operations will be successful.

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

ITEM 2. PROPERTIES

     Our headquarters and production facilities are located at 101 Enterprise, Aliso Viejo, California 92656. The base rent is $40,492 per month and the lease expires in December 2004. In addition, we have offices in Huntington Beach, California at a monthly rental rate of $4,886 per month expiring April 2003, and a month to month lease in Marina del Rey, California at a rate of $1,700 per month. In New York City, we are subleasing space for $10,000 per month. The sublease terminates in April 2002. In Hong Kong, we lease space at a rate of $5,576 per month, expiring in August 2003.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 30, 2001, the annual meeting of stockholders was held. At the meeting, Thomas J. Blakeley, Robert I. Webber, Joel Schoenfeld, Thomas C. Quick, Joseph N. Matlock, Jr. and Bruce Maggin were elected directors of the Company. In addition, the stockholders approved amendments to the 2000 Stock Option Plan, increasing the number of shares reserved for issuance under the plan from 1,000,000 to 2,000,000 and increasing the annual individual grant limit under the 2000 Plan by an additional 900,000 shares, for a new annual individual grant limit of 1,000,000 shares.

1.   The nominees for director were approved by the following votes:

                          Common Stock        Series B Preferred      Series C Preferred
       Name              For     Withheld      For     Withheld         For     Withheld
       ----              ---     --------      ---     --------         ---     --------
Thomas J. Blakeley   7,389,131    142,566     118,500    253,937    1,000,000         -
Robert I. Webber     7,396,411    135,286     368,500      3,937    1,000,000         -
Bruce Maggin         7,397,606    134,091     368,500      3,937    1,000,000         -
Joel Schoenfeld             -          -      368,500      3,937           -          -
Thomas C. Quick             -          -           -          -     1,000,000         -
Joseph Matlock              -          -           -          -     1,000,000         -

2. The proposal to increase the aggregate share limit under the Company's 2000 Stock Option Plan by an additional 1,000,000 shares from 1,000,000 to 2,000,000 shares; and to increase the annual individual grant limit under the 2000 Plan by an additional 900,000 shares, for a proposed new annual individual grant limit of 1,000,000 shares, was adopted by the following vote:

                           For      Against     Abstain     Broker Non-Vote
                           ---      -------     -------     ---------------
Common Stock           2,834,741    351,820      11,320        4,333,816
Series B Preferred       330,500     41,937       -               -
Series C Preferred     1,000,000      -           -               -

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

     The principal United States market for our common stock is the Nasdaq SmallCap Market. Our common stock traded on the OTC Bulletin Board from April 29, 1999 through November 3, 2000. The high and low bid prices for shares of our common stock for the past eight quarters were as follows:

                                                              Low    High
                                                             -----  ------
Fiscal 2000

     Quarter ended December 31, 1999 ....................... $7.13  $29.13

     Quarter ended March 31, 2000 .......................... 18.88   55.00

     Quarter ended June 30, 2000 ...........................  6.00   40.94

     Quarter ended September 30, 2000 ......................  4.00   10.25

Fiscal 2001

     Quarter ended December 31, 2000 ....................... $1.69   $8.69

     Quarter ended March 31, 2001 ..........................  2.75    5.81

     Quarter ended June 30, 2001 ...........................  1.15    4.50

     Quarter ended September 30, 2001 ......................  0.40    1.49

----------

     Source: www.otcbb.com and www.yahoo.com

     These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

(b)  Holders

     On December 17, 2001, there were approximately 220 holders of record of our common stock and 110 holders of record of our preferred stock.

(c)  Dividends

     Since our inception, we have not paid any dividends and have no plans to pay dividends in the foreseeable future. In addition, our ability to declare or pay any dividends on our common stock is subject to limitations imposed by our Restated Certificate of Incorporation with respect to the dividend preferences of our Series B and Series C preferred stock.

(d)  Recent Sales of Unregistered Securities

     In September 2001, we issued 1,980,000 shares of our common stock and 135,000 shares of our Series C preferred stock to Radical Communication, Inc. as partial consideration for the acquisition of substantially all of the assets of Radical Communication, Inc. The securities were issued pursuant to an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act").

     In September 2001, we issued 100,000 shares of our common stock to two accredited investors as partial consideration for the acquisition of all of the outstanding stock of MicroBroadcasting Corporation. The securities were issued pursuant to an exemption from registration provided by Rule 506 of Regulation D of the Securities Act.

     In September 2001, in connection with a bridge financing, we issued (i) 89,904 shares of common stock in lieu of cash for commitment fees and interest
(ii) convertible notes convertible into up to 550,000 shares of our common stock and (iii) warrants to purchase up to an aggregate of 1,310,000 shares of our common stock to six accredited investors. The convertible notes and warrants are convertible and/or exercisable at prices ranging from $0.50 to $1.00 per share. These warrants and convertible notes were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following summary financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this report. The Statement of Operations Data for the periods ended September 30, 1999, 2000 and 2001 and the Balance Sheet Data as of September 30, 1999, 2000 and 2001 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report.



                                                     For the period
                                                     from inception         For the year         For the year
                                                   (March 26, 1999) to          ended               ended
                                                   September 30, 1999    September 30, 2000  September 30, 2001
                                                   --------------------  ------------------  ------------------
Statement of Operations Data

Revenues .........................................     $     6,250          $  1,641,895        $  3,534,777
                                                       -----------          ------------        ------------
Operating expenses:
     Development .................................         320,766             2,220,276           2,796,716
     Production ..................................         139,674             1,038,963           1,977,973
     Sales and marketing .........................       1,060,795             7,666,936           6,279,039
     General and administration ..................         685,943             6,214,428           6,043,092
     Depreciation and amortization ...............         173,797             1,527,413           2,850,058
     Loss on disposal of assets ..................             --                    --              264,494
                                                       -----------          ------------        ------------
         Total operating expenses ................       2,380,975            18,668,016          20,211,372
                                                       -----------          ------------        ------------
     Operating loss ..............................      (2,374,725)          (17,026,121)        (16,676,595)
Interest income ..................................          24,274               537,321             230,676
Interest expense .................................             --                    --             (579,748)
Other income, net ................................             --                    --               31,993
Minority interest ................................             --                 20,029                 --
Loss on transfer agent fraud .....................             --                    --          (19,658,753)
                                                       -----------          ------------        ------------
     Net loss ....................................      (2,350,451)          (16,468,771)        (36,652,427)
Beneficial conversion feature on preferred stock..      (1,043,142)          (12,346,440)                --
                                                       -----------          ------------        ------------
     Net loss available to common stockholders ...     $(3,393,593)         $(28,815,211)       $(36,652,427)
                                                       ===========          ============        ============
Net loss per common share outstanding.............     $     (0.39)         $      (2.95)       $      (3.36)
                                                       ===========          ============        ============
Weighted average common shares outstanding........       8,751,760             9,759,222          10,923,506
                                                       ===========          ============        ============

                                                   September 30, 1999    September 30, 2000  September 30, 2001
                                                   ------------------    ------------------  ------------------
Balance Sheet Data

Cash and cash equivalents ........................     $ 4,744,741          $ 10,762,717         $ 1,524,026
Working capital (deficit) ........................       2,351,053            10,992,679          (3,868,143)
Total assets .....................................       6,820,236            18,607,386          11,455,212
Total liabilities ................................       2,543,090             1,932,746           7,134,462
Stockholders' equity .............................       4,277,146            16,674,640           4,320,750

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with our consolidated financial statements and related notes included elsewhere in this report.

Overview

     We were incorporated in April 1999 as eCommercial.com, and changed our name to MindArrow Systems, Inc. effective March 31, 2000. On April 24, 2000, we acquired majority control of Fusionactive, Ltd. in exchange for 150,000 shares of our common stock. The results of operations of Fusionactive have been included in the consolidated financial statements commencing April 1, 2000. On June 18, 2001, we acquired Control Commerce, Inc., a developer of e-commerce software. On September 12, 2001, we acquired Radical Communication, Inc., a developer of rich media streaming video software.

     Through September 30, 2001, our revenues were derived from the production and delivery of rich media messages as well as reseller fees and software license fees. Production services include theme development, design and layout, video production, special effects, hyperlink recommendations, hyperlink page design and creation, reporting and sales cycle consultation.

     Revenues are recognized when the consulting or production services are rendered and messages are delivered. We recognize software license fee revenue when persuasive evidence of an agreement exists, the product has been delivered, we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is probable. Fusionactive's revenue from media sales is recognized upon placing advertisements. Revenue from consulting is recognized as the services are rendered.

     We record cash receipts from clients and billed amounts due from clients in excess of revenue recognized as deferred revenue. The timing and amount of cash receipts from clients can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period.

     We currently sell our products and services through a direct sales force and a small network of affiliates.

Need additional financing

     The capital requirements associated with developing our network and corporate infrastructure have been and will continue to be significant. We have been substantially dependent on private placements of our equity securities to fund such requirements.

     At December 15, 2001, we had available cash of approximately $343,000 and negative working capital of approximately $2.4 million. Our negative working capital balance includes as current liabilities approximately $1 million of deferred revenues as well as a payment of $500,000 due October 1, 2002 on a promissory note issued in connection with our acquisition of substantially all of the assets of Radical Communication, Inc. this past September. After December 15, 2001, we raised approximately $1.2 million in a private placement of our common stock. Although we have taken steps to reduce our monthly cash operating expenses, we currently estimate that our cash operating expenses are approximately $650,000 per month. Over the past year our revenues have averaged nearly $300,000 per month. Although we believe that as a result of an existing backlog of contracts and anticipated new contracts, our monthly revenues will increase, there can be no assurances that this will happen. If revenues do not increase over historical levels, we anticipate that based on our current operating plan and available cash, including the cash raised in our recent private placement, we will need to obtain additional financing in mid-2002. We have no current arrangements with respect to sources of additional financing and there is no certainty that we will be able to raise additional funds. We plan to seek additional financing but the market for privately placed equity securities of companies like ours can be very difficult. In their report on our consolidated financial statements for the year ended September 30, 2001, our auditors expressed significant doubt about our ability to continue as a going concern. THERE CAN BE NO ASSURANCE THAT ANY ADDITIONAL FINANCING WILL BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL. IF WE ARE UNSUCCESSFUL IN RAISING ADDITIONAL FUNDS, OUR LIQUIDITY POSITION WILL BE

MATERIALLY AND ADVERSELY AFFECTED AND WE COULD BE REQUIRED TO MAKE DRASTIC COST REDUCTIONS, WHICH COULD NEGATIVELY IMPACT OUR OPERATIONS.

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

Results of operations

     For the period from March 26, 1999 (inception) to September 30, 1999 and for the years ended September 30, 2000 and 2001, revenues totaled $6,250, $1,641,895 and $3,534,777, respectively. The increase from the previous periods was due to our expanded product and service offerings and the overall growth of our customer base.

     For the periods ended September 30, 1999, 2000 and 2001 our net loss was $2,350,451, $16,468,771 and $36,652,427, respectively. The loss for all periods can be attributed to development, marketing and selling, and general and administrative expenses incurred to expand our operations. As a result of the beneficial conversion feature on preferred stock of $1,043,142 and $12,346,440, respectively, our net loss available to common stockholders was $3,393,593, or $0.39 per share, and $28,815,211, or $2.95 per share, for the period ended September 30, 1999 and the year ended September 30, 2000, respectively, and $3.36 per share for the year ended September 30, 2001.

     In February 2001, the Company determined that between May 21, 1999 and April 7, 2000 stock certificates representing 1,107,951 shares (the "Discrepant Shares") were illegally authenticated by the Company's prior transfer agent or others acting on its behalf. The Discrepant Shares were not recorded in the stock ledger records kept by the former transfer agent. Following the discovery of potential criminal activity, the Company contacted law enforcement officials, Nasdaq and the SEC and assisted law enforcement in the investigation of this matter. On February 5, 2001, Nasdaq halted trading of MindArrow's common stock on the Nasdaq SmallCap Market. On May 1, 2001 trading resumed.

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

     The Discrepant Shares entered the public float over a period of approximately eleven months. In connection with the exchange, the Company determined that under generally accepted accounting principles it should record a non-recurring, non-cash charge of $18,682,398 at the time the exchange of new shares for the Discrepant Shares occurs. Accordingly, this non-cash charge is reflected in the accompanying consolidated financial statements for the year ended September 30, 2001. This amount represents the estimated market value of the Discrepant Shares at the time they entered the public float. The charge had no impact on total stockholders' equity, as the Company concurrently recorded an $18,682,398 increase to additional paid-in capital. Any amounts recovered by the Company from the perpetrators of the fraud will be recorded as non-operating income at the time of the recovery. The loss on transfer agent fraud of $19,658,753 on the accompanying consolidated statement of operations includes legal and other costs associated with investigating the fraud, implementing the share exchange, pursuing resolution of the trading halt, and recovery of assets.

     On June 25, 2001, the former transfer agent and her accomplice were convicted of crimes arising out of their fraudulent issuance of shares, and have agreed as part of their plea agreement to pay restitution. In early 2001, authorities seized $4.5 million in assets from the perpetrators. As the victim of the crime, the Company has petitioned the Asset Forfeiture Division of the U.S. Attorney's Office for remission of these funds. In October 2001, the Company received approximately $3.6 million in cash of the $4.5 million in seized assets and accordingly the Company issued an aggregate of 764,381 shares to the contributing shareholders. The Company continues to pursue potential sources of recovery of the loss it incurred as a result of the fraud and the Audit Committee of the Company's Board of Directors has retained special counsel to assist it in pursuing potential sources of recovery. The Company cannot predict whether or when it will obtain any additional recovery, including any recovery of the remaining seized assets held by the authorities. Because of the uncertainties surrounding recoveries, the Company will not record the impact of recoveries until amounts or assets are received.

     Development expenses consist primarily of salaries and related expenses for software engineers and other technical personnel, including consultants, and were focused on continued advancements in multimedia communication technology and continued development of MindArrow Messenger, integrating technology acquired in the Control Commerce and Radical Communication acquisitions. Total development costs for the periods ended September 30, 1999, 2000 and 2001 amounted to $320,766, $2,220,276 and $2,796,716. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term success. We expect development expenses to remain constant in absolute dollars but decrease as a percentage of revenues.

     Production efforts focused on building a team of creative design and client service personnel to produce rich media messages and help our clients implement our MindArrow Messenger and RadicalMail software suites. Total production costs for the periods ended September 30, 1999, 2000 and 2001 amounted to $139,674, $1,038,963 and $1,977,973, respectively.

     Sales and marketing expenses for the periods ended September 30, 1999, 2000 and 2001 amounted to $1,060,795, $7,666,936 and $6,279,039, respectively, and consisted primarily of salaries and related expenses for developing our direct and affiliate organizations, as well as marketing expenses designed to create and promote brand awareness. Included in this amount for the period ended September 30, 1999 is a non-cash charge of $240,000, which represents the value of the common stock issued upon the signing of an agreement with Lockheed Martin Corporation, and a non-cash charge of $78,780, which represents compensation expense related to the issuance of stock options. Included in the totals for the years ended September 30, 2000 and 2001 are non-cash charges of $1,787,035 and $167,521, which represent compensation expense related to the issuance of stock options and warrants. We have invested in a sales and marketing organization that we believe will help add customers and expand revenues. We intend to leverage this investment while aggressively managing our costs of selling. Accordingly, we expect cash-based sales and marketing expenses to remain constant in absolute dollars but decrease as a percentage of revenues. We do not anticipate recording significant stock-based compensation in the future.

     General and administrative costs of $685,943, $6,214,428 and $6,043,092 for the periods ended September 30, 1999, 2000 and 2001, respectively, primarily included salaries and related expenses for administrative, finance and human resources personnel, professional fees and other costs of operating as a public company. Included in these amounts are non-cash charges of $86,455, $1,811,299 and $331,770 for the periods ended September 30, 1999, 2000 and 2001, which represent compensation expense related to the issuance of stock options and warrants. We do not anticipate recording significant stock-based compensation in the future. Also included in the balance for the year ended September 30, 2001 are charges of $1.2 million for settlement of consulting and employment contracts that were terminated as of December 31, 2000, and a charge of approximately $400,000 to reserve for the doubtful collection of amounts due from former related parties.

     Stock-based compensation increased to $3,611,679 for the year ended September 30, 2000 from $167,923 for the period ended September 30, 1999 and decreased to $521,101 for the year ended September 30, 2001. These fluctuations were attributable to the fair value of warrants as calculated using the Black-Scholes option pricing model. Amortization of unearned stock-based compensation represents the difference between the exercise price of stock option grants and the deemed fair value of our stock at the time of such grants. Such amounts are amortized over the vesting period for such grants, which is typically three years. At September 30, 2001 we had no unearned stock-based compensation remaining to be amortized.

Recent financings

     In September 2001, the Company received a $1 million bridge loan from an investor. The bridge loan accrued interest at the rate of 15% per annum, was secured by the amounts recovered in connection with the transfer agent fraud, and matured on the earlier of December 31, 2001 or the release of those forfeiture proceeds. As consideration for entering into the bridge loan the Company issued warrants to purchase 400,000 shares of common stock at an exercise price of $0.50 per share, paid a commitment fee of $50,000 and issued 50,000 shares of common stock. The bridge loan was repaid in full in October 2001.

     In September 2001, the Company received a $500,000 bridge loan from an investor. The bridge loan accrued interest at the rate of 24.9% per annum and matured on the earlier of November 13, 2001, or the release of the proceeds of forfeiture related to the transfer agent fraud. The note was secured by the amounts recovered in connection with the transfer agent fraud. As consideration for entering into the bridge loan the Company paid a commitment fee of $50,000. All interest charges were paid by issuing 39,904 shares of our common stock in lieu of cash. The bridge loan was repaid in full in October 2001.

     In September 2001, the Company received a $550,000 bridge loan from a group of investors. The bridge loan accrued interest at the rate of 15% per annum and matured on the earlier of March 31, 2001or the release of the proceeds of forfeiture related to the transfer agent fraud. Upon maturity, the holders of $40,000 of the notes elected to defer repayment of the principal amount. The deferred portion is due on demand and is convertible into common stock at a price of $1 per share. Any deferred portion not converted prior to March 31, 2002 shall be paid in full on that date. The remainder of this bridge loan was repaid in full in October 2001. As consideration for entering into the bridge loan the Company granted warrants to purchase 550,000 shares of common stock at an exercise price of $0.50 per share.

     In December 2001, we received a $350,000 bridge loan, accruing interest at 10% per annum. As consideration for entering into the bridge loan, we issued a warrant to purchase up to 50,000 shares of our common stock at an exercise price of $1.15 per share, and paid a placement fee of $17,500.

     In December 2001, we conducted a private placement of our common stock to raise capital in which we offered up to 2,500,000 shares of our common stock at a price of $0.60 per share. We consummated closings under this private placement on December 20 and 28, 2001 in which we sold a total of 2,415,000 shares of our common stock, raising gross proceeds of $1,449,000. The net proceeds from the offering, after repayment of the $350,000 bridge loan and payment of offering fees and expenses of approximately $185,000, will be used by the Company for general working capital purposes. KSH Investment Group, Inc. acted as the placement agent for the private placement. As partial consideration for KSH's services, we are obligated to issue to KSH warrants to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share.

Liquidity and sources of capital

     At September 30, 2001, our cash position required that we actively seek additional sources of capital. At December 15, 2001, we had available cash of approximately $343,000 and negative working capital of approximately $2.4 million. Our negative working capital balance includes as current liabilities approximately $1 million of deferred revenues as well as a payment of $500,000 due October 1, 2002 on a promissory note issued in connection with our acquisition of substantially all of the assets of Radical Communication, Inc. this past September. After December 15, 2001, we raised approximately $1.2 million in a private placement of our common stock. Although we have taken steps to reduce our monthly cash operating expenses, we currently estimate that our cash operating expenses are approximately $650,000 per month. Over the past year our revenues have averaged nearly $300,000 per month. Although we believe that as a result of an existing backlog of contracts and anticipated new contracts, our monthly revenues will increase, there can be no assurances that this will happen. If revenues do not increase over historical levels, we anticipate that based on our current operating plan and available cash, including the cash raised in our recent private placement, we will need to obtain additional financing in mid-2002. We have no current arrangements with respect to sources of additional financing and there is no certainty that we will be able to raise additional funds. We plan to seek additional financing but the market for privately placed equity securities of companies like ours can be very difficult.

     As of September 30, 1999, 2000 and 2001, we had current assets of $4,894,143, $12,925,425 and $2,266,319, respectively, and current liabilities of $2,543,090, $1,932,746 and $6,134,462, respectively. This represents working capital of $2,351,053 at September 30, 1999, $10,992,679 at September 30, 2000,
and a deficit of $3,868,143 at September 30, 2001.

     For the periods ended September 30, 1999, 2000 and 2001, we used $2,013,188, $12,442,859 and $11,283,957, respectively, of cash for operating activities, which were primarily focused on growing our organizational infrastructure to be able to service our clients. For the periods ended September 30, 1999 and 2000, $1,263,133 and $3,416,157, respectively, was used in investing activities, primarily for acquisitions of fixed assets used to expand our technology infrastructure and network. During the year ended September 30, 2001, $209,415 was provided by investing activities, primarily from our acquisition of Control Commerce, Inc. During the periods ended September 30, 1999, 2000 and 2001, $8,021,062, $21,728,172 and $1,806,021 was
provided by financing activities, primarily from issuance of preferred stock and proceeds from notes payable.

Recent accounting pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:


     . All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

     . Identifiable intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     . Goodwill, as well as other intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective October 1, 2002, all previously recognized goodwill and other intangible assets with indefinite lives will no longer be subject to amortization.

     . Effective October 1, 2002, goodwill and other intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     The Company will continue to amortize goodwill and other intangible assets recognized prior to July 1, 2001, under its current method until October 1, 2002, at which time goodwill amortization will no longer be recognized. By September 30, 2003 the Company will have completed a transitional fair value based impairment test of goodwill as of October 1, 2002. By December 31, 2002, the Company will have completed a transitional impairment test of all other intangible assets with indefinite lives. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended December 31, 2002, as a cumulative effect of a change in accounting principle.

     In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the

Impairment or Disposal of Long-lived Assets". This statement supersedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This Statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The Company is currently evaluating the impact of the adoption of SFAS 144 but does not expect its impact to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

     Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. As of November 30, 2001, our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held at one financial institution. We do not use derivative financial instruments in our investment portfolio.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        MINDARROW SYSTEMS, INC. AND SUBSIDIARIES

        Report of Independent Certified Public Accountants................... 31
        Consolidated Balance Sheets.......................................... 32
        Consolidated Statements of Operations................................ 33
        Consolidated Statement of Changes in Stockholders' Equity............ 34
        Consolidated Statements of Cash Flows................................ 35
        Notes to Consolidated Financial Statements........................... 36

               Report of Independent Certified Public Accountants

Board of Directors
MindArrow Systems, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of MindArrow Systems, Inc. and Subsidiaries as of September 30, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from inception (March 26, 1999) through September 30, 1999 and for the years ended September 30, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MindArrow Systems, Inc. and Subsidiaries as of September 30, 2000 and 2001, and the consolidated results of their operations and their consolidated cash flows for the period from inception (March 26, 1999) through September 30, 1999 and for the years ended September 30, 2000 and 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has a net working capital deficiency and has experienced substantial operating losses since inception that raise substantial doubt about its ability to continue as a going concern. Continuation is dependent upon the success of future operations and obtaining additional financing. Management's plans in regards to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Grant Thornton LLP
Irvine, California
November 2, 2001, (except for the last paragraph of Note G as to which the date is December 1, 2001)

                    MindArrow Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                            September 30,   September 30,
                                                                                                2000            2001
                                                                                            ------------    ------------
                                   ASSETS
Current Assets:
  Cash                                                                                       $10,613,897      $1,345,376
  Cash, pledged                                                                                  148,820         178,650
  Accounts receivable, net of allowance for doubtful accounts of
      $30,000 and $23,555 at September 30, 2000 and 2001, respectively.                          704,862         515,309
  Prepaid expenses                                                                               289,536         128,230
  Due from related parties                                                                       586,522          71,949
  Other current assets                                                                           581,788          26,805
                                                                                            ------------    ------------
    Total current assets                                                                      12,925,425       2,266,319
Fixed Assets, net                                                                              2,891,808       2,833,737
Intangible Assets, net                                                                         2,615,288       6,210,576
Investments                                                                                      100,000              -
Deposits                                                                                          74,865         144,580
                                                                                            ------------    ------------
    Total assets                                                                             $18,607,386     $11,455,212
                                                                                            ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                                                    $1,356,410      $2,443,333
  Deferred revenue                                                                               576,336       1,075,221
  Capital lease obligations                                                                           -          328,700
  Notes payable, current portion                                                                      -        2,100,000
  Due to related parties                                                                              -          187,208
                                                                                            ------------    ------------
    Total current liabilities                                                                  1,932,746       6,134,462
                                                                                            ------------    ------------
Note payable, long term portion                                                                       -        1,000,000
                                                                                            ------------    ------------
  Total liabilities                                                                            1,932,746       7,134,462
                                                                                            ------------    ------------

Stockholders' Equity:
  Series B Convertible Preferred Stock,
    $0.001 par value; 1,750,000 shares authorized; 1,476,698 and 971,387 shares issued and outstanding as of September 30, 2000 and 2001; $11,813,584 and
    $7,771,096 aggregate liquidation preference as of September 30, 2000 and 2001                  1,477             971

  Series C Convertible Preferred Stock,
    $0.001 par value; 3,000,000 shares authorized; 725,775 and 897,000 shares issued and outstanding as of September 30, 2000 and 2001; $18,144,375 and $22,425,000
    aggregate liquidation preference as of September 30, 2000 and 2001                               726             897

  Common Stock,
    $0.001 par value; 30,000,000 shares authorized; 10,110,760 and 13,695,682 shares
    issued and outstanding as of September 30, 2000 and 2001                                      10,111          13,696
Additional paid-in capital                                                                    49,181,513      73,166,417
Accumulated deficit                                                                          (32,208,804)    (68,861,231)
Unearned stock-based compensation                                                               (310,383)             -
                                                                                            ------------    ------------
  Total stockholders' equity                                                                  16,674,640       4,320,750
                                                                                            ------------    ------------
    Total liabilities and stockholders' equity                                               $18,607,386     $11,455,212
                                                                                            ============    ============


        The accompanying notes are an integral part of these statements.

                    MindArrow Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                     For the period
                                                     from inception        For the           For the
                                                    (March 26, 1999)     year ended        year ended
                                                    to September 30,    September 30,     September 30,
                                                          1999              2000              2001
                                                    ---------------    --------------    --------------
Revenues                                              $      6,250     $   1,641,895     $   3,534,777
                                                    ---------------    --------------    --------------
Operating expenses:
Development                                                320,766         2,220,276         2,796,716
Production                                                 139,674         1,038,963         1,977,973
Sales and marketing                                      1,060,795         7,666,936         6,279,039
General and administration                                 685,943         6,214,428         6,043,092
Depreciation and amortization                              173,797         1,527,413         2,850,058
Loss on disposal of assets                                       -                 -           264,494
                                                    ---------------    --------------    --------------
                                                         2,380,975        18,668,016        20,211,372
                                                    ---------------    --------------    --------------
Operating loss                                          (2,374,725)      (17,026,121)      (16,676,595)
Interest income                                             24,274           537,321           230,676
Interest expense                                                 -                 -          (579,748)
Minority interest                                                -            20,029                 -
Other income, net                                                -                 -            31,993
Loss on transfer agent fraud                                     -                 -       (19,658,753)
                                                    ---------------    --------------    --------------
  Net loss                                              (2,350,451)      (16,468,771)      (36,652,427)
Beneficial conversion feature on preferred stock        (1,043,142)      (12,346,440)                -
                                                    ---------------    --------------    --------------
  Net loss available to common stockholders            $(3,393,593)     $(28,815,211)    $ (36,652,427)
                                                    ===============    ==============    ==============
Basic and diluted loss per share                            $(0.39)           $(2.95)           $(3.36)
                                                    ===============    ==============    ==============
Shares used in computation of basic and diluted
loss per share                                           8,751,760         9,759,222        10,923,506
                                                    ===============    ==============    ==============

        The accompanying notes are an integral part of these statements.

                    MindArrow Systems, Inc. and Subsidiaries
            Consolidated Statement of Changes in Stockholders' Equity



                                                     Series B Preferred  Series C Preferred
                                                           Stock               Stock               Common Stock
                                                     ------------------ -------------------  ----------------------    Additional
                                                      Shares    Amount   Shares     Amount     Shares      Amount   Paid-In Capital
                                                     --------- -------- --------   --------  ----------  ---------- ----------------

Balance, March 26, 1999                                     -    $   -        -       $  -           -    $      -      $        -
Sale of common stock, net of issuance costs                 -        -        -          -    4,000,000       4,000             595
Issuance of common stock for acquistion of Zap
   International, Inc.                                      -        -        -          -    2,640,000       2,640              -
Reclassifications of $.001 common stock                     -        -        -          -   (6,640,000)     (6,640)           (595)
Issuance of common stock in connection with
   reclassification of equity                               -        -        -          -    8,758,033       8,758             595
Assumption of liabilities and subscription
   receivable in connection with recapitalization           -        -        -          -           -           -       (2,570,000)
Sale of common stock, net of issuance costs                 -        -        -          -      475,118         475         941,929
Issuance of common stock pursuant to warrants               -        -        -          -      233,613         234          23,123
Issuance of common stock at a discount as
   compensation for services                                -        -        -          -       39,859          40          54,028
Issuance of common stock as compensation for
   services                                                 -        -        -          -       30,000          30         239,970
Sales of preferred stock, net of issuance costs      1,085,573    1,086       -          -           -           -        7,759,406
Compensation expense on option and warrant
   grants                                                   -        -        -          -           -           -          167,923
Unearned compensation on option and warrant
   grants                                                   -        -        -          -           -           -          594,475
Collection of subscriptions receivable                      -        -        -          -           -           -               -
Beneficial conversion feature on Series B preferred
   stock                                                    -        -        -          -           -           -        1,043,142
Net loss                                                    -        -        -          -           -           -               -
                                                     --------- -------- --------   --------  ----------- ---------- ---------------

Balance, September 30, 1999                          1,085,573    1,086       -          -    9,536,623       9,537       8,254,591
Sales of preferred stock, net of issuance costs        427,500      427  725,775        726          -           -       21,536,203
Issuance of common stock pursuant to exercise
   of options and warrants                                  -        -        -          -      322,526         323         188,977
Issuance of common stock for acquistion of
   Fusionactive, Ltd.                                       -        -        -          -      150,000         150       2,624,850
Issuance of common stock as compensation for
   services                                                 -        -        -          -       65,236          65         402,220
Conversion of preferred stock to common stock          (36,375)     (36)      -          -       36,375          36              -
Reduction in acquired liabilities                           -        -        -          -           -           -          500,645
Compensation expense on option and warrant
   grants                                                   -        -        -          -           -           -        3,327,587
Beneficial conversion feature on Series B preferred
   stock                                                    -        -        -          -           -           -        2,131,466
Beneficial conversion feature on Series C preferred
   stock                                                    -        -        -          -           -           -       10,214,974
Net loss                                                    -        -        -          -           -           -               -
                                                     --------- -------- --------   --------  ----------- ---------- ---------------

Balance, September 30, 2000                          1,476,698    1,477  725,775        726   10,110,760     10,111      49,181,513
Conversion of preferred stock
   to common stock                                    (505,311)    (506) (23,775)       (24)     552,861        553             (23)
Issuance of common stock pursuant
   to exercise of options                                   -        -        -          -       358,334        358         357,976
Compensation expense on option
   and warrant grants                                       -        -        -          -            -          -          210,718
Stockholder repayment per
   indemnification agreement                                -        -        -          -            -          -          348,068
Adjustment for Discrepant Shares                            -        -        -          -            -          -       18,682,398
Share contribution and cancellation                         -        -        -          -    (1,107,951)    (1,108)          1,108
Exchange of Discrepant Shares                               -        -        -          -     1,107,951      1,108          (1,108)
Shares cancelled pursuant to
   indemnification agreement                                -        -        -          -      (296,177)      (296)            296
Issuance of common stock for
   acquisition of Control Commerce, Inc.                    -        -    60,000         60      800,000        800       1,535,540
Issuance of common stock for
   acquisition of MicroBroadcasting Corp.                   -        -        -          -       100,000        100          66,900
Issuance of common stock for
   acquisition of Radical Communication, Inc.               -        -   135,000        135    1,980,000      1,980       2,292,885
Issuance of common stock pursuant
   to bridge financing agreements                           -        -        -          -        89,904         90          76,646
Proceeds from notes payable attributable
   to warrants                                              -        -        -          -           -           -          413,500
Net loss                                                    -        -        -          -           -           -               -
                                                     --------- -------- --------   --------  ----------- ---------- ----------------
Balance, September 30, 2001                            971,387   $  971  897,000       $897   13,695,682  $  13,696  $   73,166,417
                                                     ========= ======== ========   ========  =========== ========== ================





                                                                                     Unearned
                                                     Subscriptions   Accumulated   Stock-Based
                                                       Receivable      Deficit     Compensation      Total
                                                     -------------  ------------   ------------   ------------
Balance, March 26, 1999                                  $      -   $         -       $      -    $         -
Sale of common stock, net of issuance costs                     -             -              -           4,595
Issuance of common stock for acquistion of Zap
   International, Inc.                                          -             -              -           2,640
Reclassifications of $.001 common stock                         -             -              -          (7,235)
Issuance of common stock in connection with
   reclassification of equity                                   -             -              -           9,353
Assumption of liabilities and subscription
   receivable in connection with recapitalization          (47,000)           -              -      (2,617,000)
Sale of common stock, net of issuance costs                     -             -              -         942,404
Issuance of common stock pursuant to warrants                   -             -              -          23,357
Issuance of common stock at a discount as
   compensation for services                                    -             -              -          54,068
Issuance of common stock as compensation for
   services                                                     -             -              -         240,000
Sales of preferred stock, net of issuance costs                 -             -              -       7,760,492
Compensation expense on option and warrant
   grants                                                       -             -              -         167,923
Unearned compensation on option and warrant
   grants                                                       -             -        (594,475)            -
Collection of subscriptions receivable                      47,000            -              -          47,000
Beneficial conversion feature on Series B preferred
   stock                                                        -     (1,043,142)            -            --
Net loss                                                        -     (2,350,451)            -      (2,350,451)
                                                      ------------  ------------   ------------   ------------

Balance, September 30, 1999                                     -     (3,393,593)      (594,475)     4,277,146
Sales of preferred stock, net of issuance costs                 -             -              -      21,537,356
Issuance of common stock pursuant to exercise
   of options and warrants                                      -             -              -         189,300
Issuance of common stock for acquistion of
   Fusionactive, Ltd.                                           -             -              -       2,625,000
Issuance of common stock as compensation for
   services                                                     -             -              -         402,285
Conversion of preferred stock to common stock                   -             -              -              -
Reduction in acquired liabilities                               -             -              -         500,645
Compensation expense on option and warrant
   grants                                                       -             -         284,092     3,611,679
Beneficial conversion feature on Series B preferred
   stock                                                        -     (2,131,466)            -              -
Beneficial conversion feature on Series C preferred
   stock                                                        -    (10,214,974)            -              -
Net loss                                                        -    (16,468,771)            -     (16,468,771)
                                                      ------------  ------------   ------------   ------------

Balance, September 30, 2000                                     -    (32,208,804)      (310,383)    16,674,640
Conversion of preferred stock
   to common stock                                              -             -              -              -
Issuance of common stock pursuant
   to exercise of options                                       -             -              -         358,334
Compensation expense on option
   and warrant grants                                           -             -         310,383        521,101
Stockholder repayment per
   indemnification agreement                                    -             -              -         348,068
Adjustment for Discrepant Shares                                -             -              -      18,682,398
Share contribution and cancellation                             -             -              -              -
Exchange of Discrepant Shares                                   -             -              -              -
Shares cancelled pursuant to
   indemnification agreement                                    -             -              -              -
Issuance of common stock for
   acquisition of Control Commerce, Inc.                        -             -              -       1,536,400
Issuance of common stock for
   acquisition of MicroBroadcasting Corp.                       -             -              -          67,000
Issuance of common stock for
   acquisition of Radical Communication, Inc.                   -             -              -       2,295,000
Issuance of common stock pursuant
   to bridge financing agreements                               -             -              -          76,736
Proceeds from notes payable attributable
   to warrants                                                  -             -              -         413,500
Net loss                                                        -    (36,652,427)            -     (36,652,427)
                                                       -----------  ------------   ------------   ------------
Balance, September 30, 2001                               $     -   $(68,861,231)     $      -    $  4,320,750
                                                       ===========  ============   ============   ============



        The accompanying notes are an integral part of these statements.

                    MindArrow Systems, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows


                                                                        For the period
                                                                        from inception       For the          For the
                                                                       (March 26, 1999)     year ended      year ended
                                                                       to September 30,    September 30,   September 30,
                                                                            1999               2000             2001
                                                                       ----------------   --------------   --------------
Cash flows from operating activities:
  Net loss                                                                 $(2,350,451)    $(16,468,771)   $ (36,652,427)

  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation and amortization                                              173,797        1,527,413        2,850,058
    Loss on disposal of assets                                                      -                -           264,494
    Amortization of discount on notes payable                                       -                -           563,500
    Non-cash charges due to stock issuances                                    294,068          402,285               -
    Non-cash charges due to stock option and warrant grants                    167,923        3,611,679          521,101
    Minority interest                                                               -           (20,029)              -
    Non-cash charges due to contract settlements                                    -                -         1,191,701
    Non-cash charge due to investment write-down                                    -                -           100,000
    Non-cash charge for discrepant share adjustment                                 -                -        18,682,398
    Non-cash charge for trade shows                                                 -                -            49,145
    Non-cash forgiveness of amount due from related party                           -                -            28,333
    (Increase) decrease in accounts receivable                                 (24,500)        (373,983)         243,688
    (Increase) decrease in prepaid expenses                                    (98,743)        (180,575)         165,159
    (Increase) decrease in other current assets                                (14,941)        (566,847)         534,953
    (Increase) decrease in deposits                                            (76,975)           2,110           15,783
    Decrease in judgment payable from acquired company                              -        (1,500,000)              -
    Increase (decrease) in accounts payable and accrued liabilities            400,412          777,790         (439,592)
    Decrease in accounts payable from acquired companies                      (514,278)        (199,767)              -
    Increase in deferred revenue                                                30,500          545,836          597,749
                                                                       ----------------   --------------   --------------
      Net cash used in operations                                           (2,013,188)     (12,442,859)     (11,283,957)
                                                                       ----------------   --------------   --------------

Cash flows from investing activities:
    (Increase) decrease in cash-pledged                                       (233,890)          85,070          (29,830)
    Cash acquired in acquisitions                                                2,898          122,415          938,536
    Cash used in acquisition                                                        -                -          (180,350)
    Purchases of fixed assets                                                 (987,915)      (2,797,880)        (734,248)
    Proceeds from sale of assets                                                    -                -            19,777
    Increase in investments                                                         -          (100,000)              -
    (Increase) decrease in due from related parties                                 -          (586,522)         381,560
    Purchases of patents and trademarks                                        (44,226)        (139,240)        (186,030)
                                                                       ----------------   --------------   --------------
       Net cash (used in) provided by investing activities                  (1,263,133)      (3,416,157)         209,415
                                                                       ----------------   --------------   --------------

Cash flows from financing activities:
    Principal payments on notes payable                                       (756,786)              -                -
    Proceeds from notes payable, net of issuance costs                              -                -         1,950,000
    Payment received on subscriptions receivable                                47,000               -                -
    Proceeds from issuance of preferred stock                                7,760,492       21,537,356               -
    Proceeds from issuance of common stock                                     970,356          184,916          183,334
    Issuance of stock by subsidiary                                                 -             5,900               -
    Decrease in due to related parties                                              -                -          (327,313)
                                                                       ----------------   --------------   --------------
       Net cash provided by financing activities                             8,021,062       21,728,172        1,806,021
                                                                       ----------------   --------------   --------------
Net increase (decrease) in cash                                              4,744,741        5,869,156       (9,268,521)
Cash, beginning of period                                                           -         4,744,741       10,613,897
                                                                       ----------------   --------------   --------------
Cash, end of period                                                       $  4,744,741      $10,613,897     $  1,345,376
                                                                       ================   ==============   ==============
Cash paid for income taxes                                                $         -       $        -      $         -
                                                                       ================   ==============   ==============
Cash paid for interest                                                    $         -       $        -      $         -
                                                                       ================   ==============   ==============


        The accompanying notes are an integral part of these statements.

                    MindArrow Systems, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999, 2000 and 2001

Note A--The Company and Summary of Significant Accounting Policies

     MindArrow Systems, Inc. ("MindArrow" or the "Company") provides direct digital marketing software and services that can help companies reduce costs, shorten sales cycles, and improve retention by automating and enhancing sales and marketing communications. The Company's patented and patent-pending technologies deliver interactive multimedia content, including streaming video, downloadable video, Flash, audio, HTML, graphics, and animation, combined with the in-depth information of web links, digital documents and e-commerce capabilities. Our technology platform allows our clients to create, deliver, track and manage email marketing campaigns as well as individual one-to-one communications. Our products and services can be deployed on a stand-alone basis, or used to augment existing customer relationship management ("CRM") software.

     The Company was founded on March 26, 1999 and incorporated as eCommercial.com, Inc., a California corporation, on April 9, 1999.

     On April 16, 1999, the Company acquired all of the outstanding common stock of Zap International, ("Zap"), in exchange for 2,640,000 shares of our common stock. The transaction was recorded using the purchase method of accounting.

     On April 19, 1999, Wireless Netcom, Inc. (a non-operating Nevada corporation) acquired all of the outstanding shares of the Company. For accounting purposes, the acquisition was treated as a recapitalization with the Company as the acquirer (a reverse acquisition).

     Effective March 31, 2000, the Company changed its name from eCommercial.com, Inc. to MindArrow Systems, Inc. and its state of incorporation from Nevada to Delaware. There was no impact to the Company's financial condition or results of operations as a result of the reincorporation and name change.

     On April 24, 2000, the Company acquired majority control of Fusionactive, Ltd. ("Fusionactive") in exchange for 150,000 shares of common stock. The transaction was recorded using the purchase method of accounting (see Note J).

     On June 18, 2001, the Company acquired Control Commerce, Inc. in exchange for 800,000 shares of common stock, 60,000 shares of Series C preferred stock and a warrant to purchase 12,000 shares of common stock. The transaction was recorded using the purchase method of accounting (see Note J).

     On September 12, 2001 the Company acquired substantially all of the assets of Radical Communication, Inc. in exchange for 1,980,000 shares of common stock, 135,000 shares of Series C preferred stock and an unsecured subordinated promissory note in the aggregate principal amount of $1,000,000. The transaction was recorded using the purchase method of accounting (see Note J).

     On September 28, 2001, the Company acquired MicroBroadcasting Corp. for 100,000 shares of common stock, a cash payment of $180,350 and short-term notes payable in the amount of $50,000. The transaction was recorded using the purchase method of accounting (see Note J).

1. Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

2. Revenue Recognition

     Revenues are recognized when the consulting or production services are rendered and messages are delivered. Software license fees are recognized when pervasive evidence of an agreement exists, the product has been delivered, no significant obligations regarding implementation remain, the license fee is fixed or determinable and collection of the fee is probable. Revenue from consulting services is recognized as the services are rendered. Through Fusionactive, which is based in Hong Kong, revenue from media is recognized upon placing of advertisements with the media.

     Customers are generally billed in advance of production and delivery of messages. Accordingly, deferred revenue includes the customer prepayments less the portion of service that has been completed.

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

     At September 30, 2000 and 2001, the Company had a deferred tax asset of approximately $2,823,000 and $8,321,000, respectively, resulting from cumulative net operating losses for the period March 26, 1999 through September 30, 2000 and March 26, 1999 through September 30, 2001. The Company has provided for a valuation allowance of $2,823,000 and $8,321,000 at September 30, 2000 and 2001, respectively.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except requirements regarding certain events that occur after December 15, 1998 or January 12, 2000 but before the effective date should be applied prospectively. FIN 44 has not had a material impact on the Company's financial position, results of operations or cash flows.

7. Basic and Diluted Net Loss Per Share

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares were excluded from the computation as their effect was anti-dilutive (see Note K).

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

     The Company had a $230,400 certificate of deposit account that was pledged to collateralize an irrevocable letter of credit related to the lease for the Company's headquarters. The letter of credit amount decreased by $115,000 in September 2000 and expires in December 2001. Additionally in July 2001 a certificate of deposit for $92,000 was pledged to collateralize an irrevocable letter of credit for the Company's New York office space. The letter decreased to $63,250 on September 15, 2001, decreases to $28,750 on December 15, 2001, and expires on May 31, 2002.

10. Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Substantially all of the Company's cash and cash equivalents are held in one financial institution. As of September 30, 2000 and 2001, the carrying amounts of cash were $10,762,717 and $1,524,026, respectively, and the bank balances were $11,239,780 and $1,764,047, respectively, of which $100,000 was FDIC insured. Accounts receivable are typically unsecured and derived primarily from customers located in the United States and Hong Kong. The Company performs ongoing credit evaluations of its customers and will maintain reserves for potential credit losses as the need arises.

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

12. Segments

     The Company has adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected financial information for those segments to be presented in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. To date the Company has viewed their operations as principally one segment. The following is a summary of significant geographic markets:



                                                          North
                                                         America         Asia Pacific
                                                         -------         ------------
     For the period ended September 30, 1999:
         Net revenues................................  $    6,250         $     --
         Long lived assets...........................   1,615,228               --
     For the year ended September 30, 2000:
         Net revenues................................   1,223,926           417,969
         Long lived assets...........................   3,419,000         2,088,096
     For the year ended September 30, 2001:
         Net revenues................................   2,706,585           828,192
         Long lived assets...........................   7,789,215         1,255,098

13. Investments

     Investments in companies in which the Company has less than a 20% interest are carried at cost (see Note E).

14. Fair Value of Financial Instruments

     The fair value of financial instruments approximates their carrying amounts. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and in July 1999 issued Financial Accounting Standard No. 137,"Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" (SFAS 137). SFAS 137 delayed the effective date for SFAS 133 to fiscal years beginning after June 15, 2000. The statement has not had a material effect on the Company's financial position or results of operations.

15. Business Combinations

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

 .    All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

 .    Identifiable intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

 .    Goodwill, as well as other intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective October 1, 2002, all previously recognized goodwill and other intangible assets with indefinite lives will no longer be subject to amortization.

 .    Effective October 1, 2002, goodwill and other intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

 .    All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     The Company will continue to amortize goodwill and other intangible assets recognized prior to July 1, 2001, under its current method until October 1, 2002, at which time goodwill amortization will no longer be recognized. By September 30, 2003 the Company will have completed a transitional fair value based impairment test of goodwill as of October 1, 2002. By December 31, 2002, the Company will have completed a transitional impairment test of all other intangible assets with indefinite lives. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended December 31, 2002, as a cumulative effect of a change in accounting principle.

16. Long-lived Assets

     In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets". This statement supersedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for disposals of a segment of a business. This Statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 15, 2001 and interim periods within these fiscal years, with early adoption encouraged. The Company is currently evaluating the impact of the adoption of SFAS 144 but does not expect its impact to be material.

17. Reclassifications

     Certain reclassifications have been made to the September 30, 1999 and 2000 consolidated financial statements to conform to the September 30, 2001 presentation. The reclassifications had no effect on the consolidated results of operations.

18. Gain Contingencies

     It is the Company's policy to not record gain contingencies until at such point amounts are awarded and substantive uncertainties surrounding collection are removed. (See Note I).

Note B--Liquidity

     At September 30, 2001, the Company's cash position required that it actively seek additional sources of capital. As of September 30, 2001, the Company had current assets of $2,266,319 and current liabilities of $6,134,462, respectively. This represents a working capital a deficit of $3,868,143. The negative working capital balance includes as current liabilities approximately $1 million of deferred revenues.

     Although the Company has taken steps to reduce monthly cash operating expenses, management currently estimates that cash operating expenses will be approximately $650,000 per month beginning in December 2001. Over the past year, revenues have averaged nearly $300,000 per month. Although the Company believes that as a result of an existing backlog of contracts and anticipated new contracts, monthly revenues will increase, there can be no assurances that this will happen. If revenues do not increase over historical levels, management anticipates that based on the current operating plan and available cash, the Company will need to obtain additional financing soon. There is no certainty that the Company will be able to raise additional funds and the market for privately placed equity securities of companies like MindArrow can be very difficult.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern.

     In view of the Company, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing obligations on a continuing basis. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note C--Fixed Assets

     Fixed assets, at cost, consist of the following:

                                                 September 30,     September 30,
                                                     2000               2001
                                                 -------------     -------------

     Computer equipment.......................    $2,250,357        $2,827,344
     Office equipment.........................       167,745           210,425
     Furniture and fixtures...................       554,382           599,311
     Leasehold improvements...................       458,076           467,068
     Production equipment.....................       244,487           247,557
     Software.................................       238,728           843,389
                                                  ----------        ----------
                                                   3,913,775         5,195,094
     Less accumulated depreciation............    (1,021,967)       (2,361,357)
                                                  ----------        ----------
                                                  $2,891,808        $2,833,737
                                                  ==========        ==========

Fixed assets included $328,700 of fixed assets under capital lease at September 30, 2001. Accumulated depreciation of assets under capital lease totaled $28,878 at September 30, 2001.

Note D--Intangible Assets

     Intangible assets consist of the following:

                                                  September 30,    September 30,
                                                      2000             2001
                                                  -------------    -------------

     Patents and trademarks.....................    $  183,466       $  442,894
     Goodwill...................................     3,208,387        7,712,504
                                                    ----------        ---------
                                                     3,391,853        8,155,398
     Less accumulated amortization..............      (776,565)      (1,944,822)
                                                     ---------       ----------
                                                    $2,615,288       $6,210,576
                                                    ==========       ==========

     Goodwill is being amortized on a straight-line basis over three years. Amortization expense of goodwill was $114,583 for the period from inception (March 26, 1999) to September 30, 1999. Amortization expense of goodwill was $654,674 and $1,163,574 for the years ended September 30, 2000 and 2001, respectively.

Note E--Investments

     In January 2000, the Company made an equity investment of $100,000 into eContributor.com, Inc., an Internet-based fundraising management and donation-processing firm. During the quarter ended December 31, 2000, the Company determined that the investment had no fair market value and wrote the asset value down to zero.

Note F--Capital Lease Obligations

Future minimum lease payments under capital lease obligations at September 30, 2001 are as follows:

                                                                   September 30,
                                                                       2001
                                                                   -------------

     For the year ending September 30, 2002......................     $ 346,010
     Less amount representing interest...........................       (17,310)
                                                                      ---------
     Present value of minimum lease payments.....................     $ 328,700
                                                                      =========

Note G--Notes Payable

     In September 2001, the Company received a $1 million bridge loan from an investor. The bridge loan accrued interest at the rate of 15% per annum, was secured by any amounts recovered in connection with the transfer agent fraud (Note I), and matured on the earlier of December 31, 2001, or the release of those forfeiture proceeds on October 4, 2001. As consideration for entering into the bridge loan the Company issued detachable warrants to purchase 400,000 shares of common stock at an exercise price of $0.50 per share. The warrants were valued at $232,000 as computed using the Black-Scholes option pricing model. The Company also paid a commitment fee of $50,000 and issued 50,000 shares of common stock valued at $1.00 per share. The bridge loan was repaid in full in October 2001.

     In September 2001, the Company received a $500,000 bridge loan from an investor. The bridge loan accrued interest at the rate of 24.9% per annum and matured on the earlier of November 13, 2001, or the release of the proceeds of forfeiture related to the transfer agent fraud. The note was secured by (i) MindArrow's receivables, (ii) MindArrow's patent, and (iii) any amounts recovered in connection with the transfer agent fraud. As consideration for entering into the bridge loan the Company paid a commitment fee of $50,000. In September 2001, interest charges were paid by issuing 39,904 shares of common stock at a value of $0.67 per share to the lender in lieu of cash. The value of the shares was recorded as prepaid interest and amortized using the effective interest rate over the term of the note. The bridge loan was repaid in full in October 2001.

     In September 2001, the Company received a $550,000 bridge loan from a group of investors. The bridge loan was secured by (i) MindArrow's receivables, (ii) MindArrow's patent, and (iii) any amounts recovered in connection with the transfer agent fraud. The bridge loan accrued interest at the rate of 15% per annum and matured on the earlier of March 31, 2002, or the release of the proceeds of forfeiture related to the transfer agent fraud. Upon maturity, the holders of $40,000 of the notes elected to defer payment of the principal amount. The deferred portion is due on demand and is convertible into common stock at a price of $1 per share. Any deferred portion not converted prior to March 31, 2002 shall be paid in full on that date. The remainder of this bridge loan was repaid in full in October 2001. As consideration for entering into the bridge loan the Company granted warrants to purchase 550,000 shares of common stock at an exercise price of $0.50 per share. The warrants were valued at $170,500 as computed using the Black-Scholes option pricing model.

     For the year ended September 30, 2001, the Company included in interest expense on the accompanying consolidated statement of operations a discount on the bridge financing of $563,500 based on the fair value of warrants as computed using the Black-Scholes option pricing model, the beneficial conversion features and the commitment fees paid.

     In September 2001, as partial consideration for the acquisition of substantially all of the assets of Radical Communication, Inc. (Note J), the Company issued a $1,000,000 subordinated promissory note. The note bears interest at the rate of 5% per annum and is due in two equal installments of $500,000 on October 1, 2002 and October 1, 2003.

     In September 2001, as partial consideration for the acquisition of MicroBroadcasting Corp. (Note J), the Company issued two promissory notes for $25,000 each. The notes bear interest at the rate of 8% per annum and are due in two equal installments of $12,500 on November 1, 2001 and December 1, 2001. These notes were repaid in full in December 2001.

Note H--Due to Related Parties

     The Company terminated, effective December 31, 2000, an employment agreement with a former executive officer, resulting in a charge to the Company of approximately $483,000. The transaction was recorded as the reduction of a $100,000 note receivable plus interest, payment of the exercise price on 175,000 options at $1 per share, and the balance payable in the form of cash plus a $120,000 one year, non-interest bearing note payable. The note payable is due in monthly installments of $10,000. All unpaid amounts as of September 30, 2001 are included in "Due to related parties" on the accompanying consolidated balance sheet.

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

Note I--Commitments and Contingencies

1. Operating Leases

     In June 1999, the Company entered into a non-cancelable five-year operating lease for its primary facilities in Aliso Viejo, California and took occupancy in December 1999. In January 2001, the Company signed an amendment to the lease, which resulted in an increase in rent expense of $12,170 per month. Rent expense through May 2002 is $40,492 per month, increases to $42,111 per month through the remaining term of the lease, and expires in December 2004. The lease contains a five-year renewal option from the date of expiration.

     In June 2000, the Company entered into a non-cancelable 22-month lease for a satellite office in Aliso Viejo, California. The lease called for monthly rental payments of $3,895 through March 2002. The lease was terminated in June 2001 in exchange for a $5,591 early termination fee.

     As a result of the acquisition of Control Commerce, Inc. the Company assumed two leases for office space in New York City and Encinitas, California. The New York office lease requires monthly rent payments of $10,000 per month and expires in April 2002. The Encinitas space requires monthly rent payments of $7,834 per month through April 2002, and $8,064 per month through May 2003, when the lease expires. Effective July 1, 2001 the Company entered into a sublease for the Encinitas space which provides for rental income of $8,064 per month through April 2002, and $8,525 per month through May 2003, when the lease expires.

     As a result of the acquisition of Radical Communication, Inc. the Company assumed a lease for office space in Huntington Beach, California. The monthly payments are $4,886 through April 30, 2002 and $5,102 through the expiration of the lease, April 30, 2003.

     In August 2001, the Company entered into a two year non-cancelable lease in Hong Kong. The lease calls for monthly rental payments of $5,576 and expires in August 2003.

The minimum lease payments for operating leases for the years ending September 30 are as follows:

     Year ending September 30,
     -------------------------
     2002............................................................  $ 689,011
     2003............................................................    602,382
     2004............................................................    505,332
     2005............................................................    126,333
                                                                      ----------
                                                                      $1,923,058
                                                                      ==========

     Rent expense for the period from inception (March 26, 1999) to September 30, 1999 amounted to $43,148. Rent expense for the years ended September 30, 2000 and 2001 amounted to $655,971 and $703,764, respectively.

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

3. Transfer Agent Fraud

     In February 2001, the Company determined that between May 21, 1999 and April 7, 2000 stock certificates representing 1,107,951 shares (the "Discrepant Shares") were illegally authenticated by the Company's prior transfer agent or others acting on its behalf. The Discrepant Shares were not recorded in the stock ledger records kept by the former transfer agent. Following the discovery of potential criminal activity, the Company contacted law enforcement officials, Nasdaq and the SEC and assisted law enforcement in the investigation of this matter. On February 5, 2001, Nasdaq halted trading of MindArrow's common stock on the Nasdaq SmallCap Market. On May 1, 2001 trading resumed.

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

     The Discrepant Shares entered the public float over a period of approximately eleven months. In connection with the exchange, the Company determined that under generally accepted accounting principles it should record a non-recurring, non-cash charge of $18,682,398 at the time the exchange of new shares for the Discrepant Shares occurs. Accordingly, this non-cash charge is reflected in the accompanying consolidated financial statements for the year ended September 30, 2001. This amount represents the estimated market value of the Discrepant Shares at the time they entered the public float. The charge had no impact on total stockholders' equity, as the Company concurrently recorded an $18,682,398 increase to additional paid-in capital. Any amounts recovered by the Company from the perpetrators of the fraud will be recorded as non-operating income at the time of the recovery. The loss on transfer agent fraud of $19,658,753 on the accompanying consolidated statement of operations includes legal and other costs associated with investigating the fraud, implementing the share exchange, pursuing resolution of the trading halt, and recovery of assets.

     On June 25, 2001, the former transfer agent and her accomplice were convicted of crimes arising out of their fraudulent issuance of shares, and have agreed as part of their plea agreement to pay restitution. In early 2001, authorities seized $4.5 million in assets from the perpetrators. As the victim of the crime, the Company has petitioned the Asset Forfeiture Division of the U.S. Attorney's Office for remission of these funds. In October 2001, the Company received approximately $3.6 million in cash of the $4.5 million in seized assets and accordingly the Company issued an aggregate of 764,381 shares to the contributing shareholders. The Company continues to pursue potential sources of recovery of the loss it incurred as a result of the fraud and the Audit Committee of the Company's Board of Directors has retained special counsel to assist it in pursuing potential sources of recovery. The Company cannot predict whether or when it will obtain any additional recovery, including any recovery of the remaining seized assets held by the authorities. Because of the uncertainties surrounding recoveries, the Company will not record the impact of recoveries until amounts or assets are received.

     The following is a schedule of unaudited as reported and pro forma net loss and loss per share, illustrating the impact the Discrepant Shares would have had if the loss of $18,682,398 associated with the Discrepant Shares had been recorded in the periods in which the Discrepant Shares entered the public float:




                                                                                     Net Loss             Loss Per Share
                                                                                     --------             --------------
                                                Discrepant                         (Unaudited)              (Unaudited)
         Period                                  Shares         Value      As Reported   Pro Forma    As Reported Pro Forma/1/
         ------                                  ------         -----      -----------   ---------    ----------- ------------
     Period from inception (March 26, 1999)
          to June 30, 1999                       326,742   $ (3,880,061)  $   (799,762)  $ (4,679,823)   $(0.10)    $(0.57)
     Quarter ended September 30, 1999            237,000     (1,925,626)    (2,593,831)    (4,519,457)    (0.30)     (0.46)
                                              ----------   ------------   ------------   ------------
     Period from inception (March 26, 1999)
          to September 30, 1999                  563,742   $ (5,805,687)  $ (3,393,593)  $ (9,199,280)    (0.39)     (1.02)
                                              ==========   ============   ============   ============

     Quarter ended December 31, 1999             256,414   $ (4,827,209)  $ (2,252,585)  $ (7,079,794)    (0.23)     (0.69)
     Quarter ended March 31, 2000                274,810     (7,536,594)   (17,765,937)   (25,302,531)    (1.82)     (2.35)
     Quarter ended June 30, 2000                  12,985       (512,908)    (3,813,814)    (4,326,722)    (0.38)     (0.39)
     Quarter ended September 30, 2000                -              -       (4,982,875)    (4,982,875)    (0.49)     (0.49)
                                              ----------   ------------   ------------   ------------
     Year ended September 30, 2000               544,209   $(12,876,711)  $(28,815,211)  $(41,691,922)    (2.95)     (3.97)
                                              ==========   ============   ============   ============

     Quarter ended December 31, 2000                 -     $        -     $ (5,380,664)  $ (5,380,664)    (0.53)     (0.53)
     Quarter ended March 31, 2001             (1,107,951)    18,682,398    (23,130,340)    (4,447,942)    (2.16)     (0.42)
     Quarter ended June 30, 2001                     -              -       (3,292,632)    (3,292,632)    (0.30)     (0.30)
     Quarter ended September 30, 2001                -              -       (4,848,791)    (4,848,791)    (0.41)     (0.41)
                                              ----------   ------------   ------------   ------------

     Year ended September 30, 2001            (1,107,951)  $ 18,682,398   $(36,652,427)  $(17,970,029)    (3.36)     (1.65)
                                              ==========   ============   ============   ============


/1/Non-cumulative

     The pro forma charges above would have no impact on total stockholders' equity, as the Company would concurrently record a corresponding increase to additional paid-in capital.

Note J--Acquisitions

1. Acquisition of Fusionactive Ltd.

     On April 24, 2000, the Company completed the acquisition of the majority of the outstanding shares of Fusionactive Ltd., an advertising company based in Hong Kong, through which the Company intends to serve Southeast Asia. The acquisition was accounted for as a purchase. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition.

     The total purchase price of the acquisition was $2,625,000 for which the Company issued 150,000 shares of common stock valued at $17.50 per share. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Goodwill has resulted from the excess costs over fair value of net assets acquired.

     Goodwill...................................................    $2,458,387
     Tangible assets acquired...................................       451,568
     Liabilities assumed........................................      (266,442)
     Minority Interest in Subsidiary Company....................       (18,513)
                                                                    ----------
                                                                    $2,625,000
                                                                    ==========

2. Acquisition of Control Commerce, Inc.

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

     The Merger Consideration was valued at $1,536,400 which was allocated to the assets acquired and the liabilities assumed based on their estimated fair values. Goodwill has resulted from the excess costs over fair value of net assets acquired.

     Goodwill...................................................    $   930,177
     Tangible assets acquired...................................      1,025,268
     Liabilities assumed........................................       (419,045)
                                                                    -----------
                                                                    $ 1,536,400
                                                                    ===========

3. Acquisition of Radical Communication, Inc.

     On September 12, 2001, the Company acquired privately-held Radical Communication, Inc. ("Radical"). Under the terms of the transaction, the Company acquired substantially all of the assets of Radical in exchange for 1,980,000 shares of common stock, 135,000 shares of Series C preferred stock, an unsecured subordinated promissory note in the aggregate principal amount of $1,000,000, and the assumption of certain liabilities of Radical. The promissory note is payable in two annual installments of $500,000, with the first installment due October 1, 2002. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values. Goodwill has resulted from the excess costs over fair value of net assets acquired.

     Goodwill...................................................    $ 3,634,592
     Tangible assets acquired...................................      1,278,084
     Liabilities assumed........................................     (1,617,676)
                                                                    -----------
                                                                    $ 3,295,000
                                                                    ===========
                                     Page 47

     The following unaudited pro forma results of operations assume the acquisition discussed above occurred on October 1, 1999 and both companies had the same fiscal year end. The pro forma results have been prepared using the historical financial statements of the Company and Radical.



                                                                   For the year         For the year
                                                                       ended                ended
                                                                   September 30,        September 30,
                                                                       2000                 2001
                                                                   -------------        -------------
                                                                    (unaudited)          (unaudited)
     Revenues.................................................     $  2,823,958         $  4,557,162
     Net loss.................................................      (27,448,263)         (46,016,019)
     Beneficial conversion feature on preferred stock.........      (12,346,440)               -
     Net loss available to common stockholders................      (39,794,703)         (46,016,019)
     Basic and diluted loss per share.........................     $      (3.39)        $      (3.57)

     The above pro forma financial information does not purport to be indicative of the results of operations had the acquisition of Radical actually taken place on October 1, 1999, nor is it intended to be a projection of future results or trends.

4. Acquisition of MicroBroadcasting Corporation

     On September 28, 2001, the Company acquired privately-held
MicroBroadcasting Corporation in exchange for $180,350 in cash, promissory notes totaling $50,000, and 100,000 shares of common stock valued at $0.67 per share. No goodwill resulted from the transaction.

Note K--Stockholders' Equity

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

     Each share of Series B preferred may be converted into common stock at any time upon the stockholder's election. In October 2001, the conversion price was reduced to from $8.00 to $7.89 per share, effectively increasing the conversion ratio from 1:1 to 1.014 :1. During the years ended September 30, 2000 and 2001, 36,375 and 505,311 shares of Series B preferred stock were converted into 36,375 and 505,311 shares of common stock, respectively. The remaining shares of Series B preferred will be automatically converted into shares of common stock upon (i) the effective date of a firm commitment, underwritten public offering of common stock pursuant to an effective registration statement under the Securities Act, other than a registration relating solely to a transaction under Rule 145 of the Securities Act or to any employee benefit plan of the Company, generating aggregate proceeds to the Company of not less than $15,000,000 (before deducting underwriters' discounts and all expenses relating to the offering) and with a per share offering price (prior to underwriters' discounts and expenses) of not less than $15.00 per share, as such per share price may be adjusted to reflect stock subdivisions, combinations or dividends with respect to such shares, or (ii) the date specified by affirmative vote or written consent or agreement of the holders of not less than two-thirds (2/3) of the then outstanding shares of Series B preferred.

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

     In connection with the issuance of the Series B preferred stock for the period ended September 30, 2000 the Company evaluated whether a beneficial conversion feature existed on the date of issuance, as defined in the EITF 98-5. The proceeds received in conjunction with the issuance were first allocated to the $2,067,492 fair value of the warrants, as calculated using the Black-Scholes model. The remaining proceeds of $2,131,466 were allocated to the preferred stock. This amount was then compared to the fair market value of the shares determined by the market price on the date of issuance. The difference of $2,131,466 has been recognized as a beneficial conversion feature on the Series B preferred stock which increases the net loss available to common stockholders and increases additional paid in capital.

     In response to a decline in the market price of its common stock following the issuance of the Series C preferred, the Company reduced the conversion price of the Series C preferred from $25 to $12.50 per share. In consideration for such reduction of the conversion price, holders of Series C preferred stock executed a general release of all claims. Although the Series C shareholders executed a general release, no actual claims have been asserted against the Company, and the Company does not believe that any claims released are meritorious or that the Company has any liability with respect to the Series C offering. In October 2001, the conversion price of the Series C preferred was reduced from $12.50 to $12.24 per share, effectively increasing the conversion ratio from 2:1 to 2.043:1.

     The change in conversion terms on the Series C preferred stock had no impact on the financial statements since the conversion feature on the date of the change was in excess of the fair market value of the underlying common stock. During the year ended September 30, 2001, 23,775 shares of Series C preferred were converted into 47,550 shares of common stock. The shares of Series C preferred will be automatically converted into shares of common stock upon (i) the effective date of a firm commitment, underwritten public offering of common stock pursuant to an effective registration statement under the Securities Act, other than a registration relating solely to a transaction under Rule 145 of the Securities Act or to any employee benefit plan of the Company, generating aggregate proceeds to the Company of not less than $25,000,000 (before deducting underwriters' discounts and all expenses relating to the offering) and with a per share offering price (prior to underwriters' discounts and expenses) of not less than $40.00 per share, as such per share price may be adjusted to reflect stock subdivisions, combinations or dividends with respect to such shares, or (ii) the date specified by affirmative vote or written consent or agreement of the holders of not less than two-thirds (2/3) of the then outstanding shares of Series C preferred.

     In connection with the issuance of the Series C preferred stock for the period ended September 30, 2000, the Company evaluated whether a beneficial conversion feature existed on the date of issuance, as defined in the EITF 98-5. The proceeds received in conjunction with the issuance were first allocated to the $1,234,346 fair value of the warrants, as calculated using the Black-Scholes model. The remaining proceeds of $16,997,434 were allocated to the preferred stock. This amount was then compared to the fair market value of the shares determined by the market price on the date of issuance. The difference of $10,214,974 has been recognized as a beneficial conversion feature on the Series C preferred stock which increases the net loss available to common stockholders and increases additional paid in capital.

     If, while any Series B or Series C preferred shares are outstanding, the Company issues any common stock or securities convertible into common stock for a price that is less than the Conversion Price of either the Series B or Series C preferred shares at that time (currently $7.89 and $12.24 per share, respectively), then the Conversion Price of the Series B and Series C preferred shares shall be adjusted downward. The amount by which the respective Conversion Prices will be adjusted downward depends upon how many securities are subsequently issued at below the respective Conversion Prices, and how far below those Conversion Prices those additional securities are issued: the more securities issued, and the lower the price at which they are issued, the greater downward adjustment will be made in the respective Conversion Prices. Specifically, the adjusted Conversion Price will be determined by multiplying the existing Conversion Price by a fraction, the numerator of which shall be the total number of shares outstanding on a fully diluted basis, plus the total number of additional shares that could be purchased at the Conversion Price with the aggregate consideration paid for the additional shares, and the denominator of which shall be the total number of shares outstanding on a fully diluted basis, plus the number of additional shares of common stock so issued.

     In the event of liquidation, or a change of control, as defined, which has been approved by the Company's board of directors, the holders of the Series B and C preferred shall be entitled to receive, prior to and in preference to any distributions to the holders of common stock, $8.00 per share of Series B and $25.00 per share of Series C preferred plus any accrued but unpaid dividends if and when declared by the Board of Directors.

     In connection with the private placement of Series B preferred stock, warrants to purchase 397,591 shares of common stock at $8 per share were granted to investors and the placement agent. 104,248 of these warrants expired by September 30, 2001, and the remainder expire through March 2002.

     In connection with the private placement of Series C preferred stock, warrants to purchase 145,156 shares of common stock at $12.50 per share were granted to investors. These warrants expired in April 2001.

2. Common Stock

     During the year ended September 30, 2000, 322,526 shares were issued upon warrant and option exercises. Total proceeds amounted to $189,300.

     During the year ended September 30, 2000, 65,236 shares were issued as compensation for services. The Company recorded $402,285 of compensation expense.

     During the year ended September 30, 2001, 358,334 shares were issued upon option exercises. Total proceeds amounted to $358,334.

     During the year ended September 30, 2001, 296,177 shares of common stock were contributed to the Company and cancelled pursuant to an indemnity agreements with a significant stockholder, in full settlement of an amount due under the indemnity agreement.

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

     Warrants to purchase 15,000 shares of common stock at $11.25 per share were granted to a customer. They expired unexercised in May 2001. In connection with the issuance of the warrants, the Company recognized an expense of $25,950, which was the fair value of the warrants at the time of issuance.

     Warrants to purchase 397,591 shares of common stock at $8 per share were issued in connection with the placement of the Series B preferred stock. At September 30, 2001, warrants to purchase 104,248 shares had expired unexercised, and the remaining warrants were due to expire on various dates through March 2002. Warrants to purchase 250,000 shares of common stock at $7 per share were also issued in connection with the placement of the Series B preferred stock. The warrants expire in October 2004.

     In addition, warrants to purchase 145,156 shares of common stock at $12.50 per share were issued in connection with the placement of the Series C preferred stock. These warrants expired unexercised in April 2001.

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

     During the period ended September 30, 1999, the Company issued warrants to purchase 231,000 shares of common stock to several consultants. The warrants are exercisable at prices ranging from $1 per share to $10 per share, vest based on achieving various performance criteria and expire at various dates through April 2005. The Company recognizes compensation expense based on the fair value of the warrants as computed using the Black-Scholes option pricing model. The Company recognized compensation expense of $132,028 for the period ended September 30, 1999 and $1,772,600 for the year ended September 30, 2000. During the year ended September 30, 2000, 87,207 of these warrants had been exercised and 42,793 had been forfeited. At September 30, 2001, 101,000 vested warrants remained outstanding.

     During the year ended September 30, 2000, the Company issued warrants to purchase 1,136,000 shares of common stock to several consultants. The warrants are exercisable at various prices ranging from $5.25 per share to $30 per share, vest generally over three years and expire at various dates through May 2006. The Company recognizes compensation expense based on the fair value of the warrants, as computed using the Black-Scholes option pricing model. The Company recognized compensation expense of $1,675,198 for the year ended September 30, 2000. At September 30, 2001, 869,660 of these warrants had vested, 114,467 of the warrants had been forfeited and the remaining 151,873 warrants remained unvested and outstanding.

     During the year ended September 30, 2001, the Company issued warrants to purchase 70,000 shares of common stock to several consultants. The warrants are exercisable at various prices ranging from $5 per share to $6 per share, and expire in at various dates through October 2005. The Company recognizes compensation expense based on the fair value of the warrants, as computed using the Black-Scholes option pricing model. The Company recognized compensation expense of $74,302 for the year ended September 30, 2001. At September 30, 2001, 10,150 of these warrants had been forfeited, 39,850 of the warrants were vested and the remaining 20,000 warrants remained unvested and outstanding.

     As of September 30, 2000 and 2001, a total of 1,952,630 and 3,052,276 warrants were outstanding, with exercise prices ranging from $0.50 to $30.00 and expiring at various times through September 2009.

4. Options

     In April 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). As amended, the 1999 Plan reserves 3,000,000 shares of common stock for grants to employees, directors and consultants to continue their service to the Company. In August 2000, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan, as amended in August 2001, reserves 2,000,000 shares of common stock for grants to employees, directors and consultants to continue their service to the Company.

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost on the fair market value at the grant dates for awards under the stock option plan, consistent with the method prescribed by SFAS No. 123, net loss and loss per share would have been changed to the pro forma amounts indicated below:




                                                      Period ended         Year  ended          Year  ended
                                                   September 30, 1999  September 30, 2000   September 30, 2001
                                                   ------------------  ------------------   ------------------
     Net loss--
         As reported..............................    $(2,350,451)        $(16,468,771)        $(36,652,427)
         Pro forma................................     (2,499,968)         (17,494,610)         (38,184,800)
     Net loss available to common stockholders--
         As reported..............................    $(3,393,593)        $(28,815,211)        $(36,652,427)
         Pro forma................................     (3,543,110)         (29,841,050)         (38,184,800)
     Basic and diluted loss per share--
         As reported..............................        $ (0.39)             $ (2.95)             $ (3.36)
         Pro forma................................          (0.40)               (3.06)               (3.50)

     The fair value of the Company's stock options was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the periods ended September 30, 1999, 2000 and 2001: dividend yield of 0.0%, expected volatility of 50%, risk free interest rate of 6.5%, and an expected holding period from 1 to 3 years.

     The following table summarizes activity under the Company's stock option plan:



                                                                                           Weighted
                                                                                           Average
                                                                      Shares            Exercise Price
                                                                    ----------          --------------

     Outstanding at March 26, 1999...............................         -               $  -
     Granted.....................................................   1,900,500                2.65
     Exercised...................................................         -                  -
     Forfeited/expired...........................................     (61,000)               1.11
                                                                   ----------

     Outstanding at September 30, 1999...........................   1,839,500                2.70
     Granted.....................................................   1,658,600                9.77
     Exercised...................................................    (129,166)               1.00
     Forfeited/expired...........................................    (367,100)               6.54
                                                                   ----------

     Outstanding at September 30, 2000...........................   3,001,834                6.19
     Granted.....................................................   1,916,516                3.62
     Exercised...................................................    (358,334)               1.00
     Forfeited/expired...........................................  (1,449,791)               6.10
                                                                   ----------

     Outstanding at September 30, 2001...........................   3,110,225             $  5.24
                                                                   ==========

Weighted average fair value of options granted during the period ended
     September 30, 1999..................................................................   $1.06
Weighted average fair value of options granted during the year ended
     September 30, 2000..................................................................   $2.57
Weighted average fair value of options granted during the year ended
     September 30, 2001..................................................................   $1.00



                                     Stock Options Outstanding at           Stock Options Exercisable at
                                          September 30, 1999                     September 30, 1999
                                  ------------------------------------      ----------------------------
   Range of                       Weighted Average    Weighted Average                 Weighted Average
 Exercise Prices      Shares      Contractual Life     Exercise Price        Shares     Exercise Price
-----------------    --------    ------------------   ----------------      --------   -----------------
$1.00 to $4.00      1,403,000              5.0              $1.11            259,666           $1.00
$7.00 to $10.00       436,500              5.9               7.83                -                -
                    ---------                                                -------
                    1,839,500              5.2              $2.70            259,666           $1.00
                    =========                                                =======


                                    Stock Options Outstanding at            Stock Options Exercisable at
                                          September 30, 2000                     September 30, 2000
                                 -------------------------------------      -----------------------------
   Range of                       Weighted Average    Weighted Average                 Weighted Average
 Exercise Prices      Shares      Contractual Life     Exercise Price        Shares     Exercise Price
-----------------    --------    ------------------   ----------------      --------   ------------------
$1.00 to $4.00      1,191,834              3.9              $1.13            931,761           $1.06
$7.00 to $10.00     1,391,000              5.3               7.37            123,834            7.80
$12.00 to $15.00      283,000              5.3              12.75             50,000           12.88
$23.00 to $25.00      136,000              5.4              24.81                -                -
                    ---------                                              ---------
                    3,001,834                               $6.19          1,105,595           $2.35
                    =========                                              =========


                                    Stock Options Outstanding at             Stock Options Exercisable at
                                          September 30, 2001                     September 30, 2001
                                 -------------------------------------      -----------------------------
   Range of                       Weighted Average    Weighted Average                 Weighted Average
 Exercise Prices      Shares      Contractual Life     Exercise Price        Shares     Exercise Price
-----------------    --------    ------------------   ----------------      --------   ------------------
$0.40 to $4.00      1,494,234              7.2             $ 1.27            800,734          $ 1.19
$7.00 to $10.00     1,292,656              6.4               6.86            450,515            7.16
$12.00 to $15.00      206,334              4.3              12.76            108,749           12.86
$23.00 to $25.00      117,001              4.4              24.85             51,669           24.86
                    ---------                                              ---------
                    3,110,225                             $  5.24          1,411,667          $ 4.86
                    =========                                              =========

     The Company recorded compensation expense in the amount of $35,895 related to stock options for the period ended September 30, 1999, $163,883 for the year ended September 30, 2000, and $186,817 for the year ended September 30, 2001.

Note L--Profit Sharing Plan

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

Note M--Supplemental Disclosure of Cash Flow Information

Noncash investing and financing activities:

     In April 1999, the Company acquired all of the outstanding common stock of Zap International, in exchange for 2,640,000 shares of common stock.

     In April 1999, in connection with the Company's recapitalization, $2,570,000 of liabilities were assumed.

     In April 2000, the Company acquired Fusionactive, Ltd. for 150,000 share of common stock (see Note J).

     In June 2001, the Company acquired Control Commerce, Inc. for 800,000 shares of common stock and 60,000 shares of Series C preferred stock (see Note
J).

     In September 2001, the Company acquired substantially all of the assets of Radical Communication, Inc. in exchange for 1,980,000 shares of commons stock, 135,000 shares of Series C preferred stock, an unsecured subordinated promissory note payable of $1,000,000, and the assumption of certain liabilities of Radical (see Note J). As part of the transaction, the Company assumed capital lease obligations in the amount of $328,700.

     In September 2001, the Company acquired MicroBroadcasting Corporation in exchange for 100,000 shares of common stock, promissory notes totaling $50,000, and a cash payment of $180,350.

     In September 2001, the Company issued 50,000 shares of common stock in connection with a bridge loan received from an investor (see Note G).

     In September 2001, the Company issued 39,904 shares of common stock as prepaid interest on a bridge loan (see Note G).

Note N--Quarterly Financial Information (Unaudited)

     Quarterly financial information for the years ended September 30, 2000 and 2001 is summarized below:




                                                       Three Months Ended (dollars in thousands, except per share data)
                                           --------------------------------------------------------------------------------------
                                              Dec. 31,  March 31,  June 30,  Sept. 30,  Dec. 31,  March 31,  June 30,  Sept. 30,
                                                1999      2000       2000       2000      2000       2001      2001      2001

Total revenues.............................  $     29  $   286    $   606   $   721   $   999    $   918    $   823     $   795

Operating loss.............................    (2,305)  (5,460)    (4,036)   (5,225)   (5,401)    (3,795)    (3,156)     (4,325)

Net loss...................................    (2,253)  (5,419)    (3,814)   (4,983)   (5,381)   (23,130)    (3,293)     (4,848)

Net loss available to common stockholders..    (2,253) (17,765)    (3,814)   (4,983)   (5,381)   (23,130)    (3,293)     (4,848)

Basic and diluted loss per share...........  $  (0.23) $ (1.82)   $ (0.38)  $ (0.49)  $ (0.53)   $ (2.16)   $ (0.30)    $ (0.41)

SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

     The following table sets forth our unaudited quarterly consolidated statements of operations data for the two fiscal years ended September 30, 2001. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited consolidated financial statements appearing elsewhere in this report, and include all adjustments necessary for a fair presentation of data. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this report. The operating results are not necessarily indicative of the results to be expected in any future period.

                                                      Three Months Ended (dollars in thousands, except per share data)
                                                 ---------------------------------------------------------------------------
                                                 Dec. 31, March 31, June 30, Sept. 30,  Dec. 31, March 31, June 30, Sept. 30,
                                                   1999     2000      2000     2000       2000     2001      2001     2001
Revenues.......................................  $    29  $    286  $   606   $   721   $   999  $    918  $   823   $   795
                                                 -------  --------  -------   -------   -------  --------  -------   -------
Operating expenses:
     Development...............................      386       460      595       780       814       709      622       652
     Production................................       90       133      442       374       434       436      431       676
     Sales and marketing.......................      790     2,819    1,633     2,426     2,158     1,605    1,206     1,310
     General and administration................      910     2,095    1,438     1,770     2,325     1,298    1,022     1,399
     Depreciation and amortization.............      158       239      534       596       669       665      698       818
     Loss on disposal of assets................      -         -        -         -         -         -        -         265
                                                 -------  --------  -------   -------   -------  --------  -------   -------
                                                   2,334     5,746    4,642     5,946     6,400     4,713    3,979     5,120
Operating loss.................................   (2,305)   (5,460)  (4,036)   (5,225)   (5,401)   (3,795)  (3,156)   (4,325)
Interest income................................       52        41      207       237       120        71       31        10
Interest expense...............................      -         -        -         -         -         -        -        (580)
Other income (expense).........................      -         -        -         -        (100)       33        2        96
Loss on transfer agent fraud...................      -         -        -         -         -     (19,439)    (170)      (49)
Minority interest..............................      -         -         15         5       -         -        -         -
                                                 -------  --------  -------   -------   -------  --------  -------   -------
     Net loss..................................   (2,253)   (5,419)  (3,814)   (4,983)   (5,381)  (23,130)  (3,293)   (4,848)
Beneficial conversion on preferred stock.......      -     (12,346)     -         -         -         -        -         -
                                                 -------  --------  -------   -------   -------  --------  -------   -------
     Net loss available to common stockholders.  $(2,253) $(17,765) $(3,814)  $(4,983)  $(5,381) $(23,130) $(3,293)  $(4,848)
                                                 =======  ========  =======   =======   =======  ========  =======   =======
Basic and diluted loss per share...............  $ (0.23) $  (1.82) $ (0.38)  $ (0.49)  $ (0.53) $  (2.16) $ (0.30)  $ (0.41)
                                                 =======  ========  =======   =======   =======  ========  =======   =======
Shares used in computation of loss per share...    9,616     9,749    9,987    10,078    10,241    10,710   10,867    11,879
                                                 =======  ========  =======   =======   =======  ========  =======   =======

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors and executive officers, their respective ages and positions with us as of December 15, 2001 are as follows:

     Name                             Age   Position
     ----                             ---   --------
     Thomas J. Blakeley.............   42   Chairman of the Board
     Robert I. Webber...............   43   Chief Executive Officer, President, Director
     Joel Schoenfeld................   50   Director
     Joseph N. Matlock, Jr. ........   52   Director
     Thomas C. Quick................   46   Director
     Bruce Maggin...................   58   Director
     Bruce Stein....................   47   Director
     Michael R. Friedl..............   38   Chief Financial Officer, Secretary, Treasurer

     Thomas J. Blakeley, Chairman of the Board. Mr. Blakeley co-founded MindArrow Systems, and currently serves as Chairman of the Board. Mr. Blakeley served as President, Chief Executive Officer and Chairman of the Board of MindArrow until June 2000. From 1998 until founding the Company, Mr. Blakeley served as Vice President of Sales for Zap International, which was subsequently acquired by eCommercial.com. From 1996 to 1998, he served as director of marketing and sales for Cubic Videocomm, creators of CVideo-Mail. From 1987 until 1996, he was a principal of Blakeley & Associates, a marketing consulting and training organization which produced training seminars for marketing executives.

     Robert I. Webber, Chief Executive Officer, President, and Director. Mr. Webber joined the Company in June 2000 as President, Chief Operating Officer and a director of the Company and was appointed Chief Executive Officer on June 30, 2000. From 1998 until joining MindArrow, Mr. Webber served as president, CEO and director of Silicon Film Technologies, a developer of digital imaging software and hardware products. From 1997 to 1998, Mr. Webber was president and a director of Inari Inc. (formerly Intelogis), a Novell spin-off that develops and sells power-line networking products for the OEM and consumer markets. From 1993 to 1997, he was an executive at the international management consulting firm McKinsey & Company. Previously, he worked as a corporate and securities attorney at Skadden, Arps, Slate, Meagher & Flom. Mr. Webber holds a B.A. from Brigham Young University, a J.D. from Columbia Law School, and an M.B.A. from the Harvard Business School.

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

     Joseph N. Matlock, Jr., Director. Mr. Matlock, who joined our board in February 2001, is the chairman and CEO of Iliad Partners, and is an active board member of several Texas-based technology investment entities. Mr. Matlock also serves as a director and on the audit and compensation committees of DSI Toys Inc., and has served as a director and consultant for Texas Heritage Bank, which was recently acquired by Regions Financial Corp. He is the founder of Afford America Inc., which specializes in land development and home ownership for the working poor. Prior to undertaking his present duties, Mr.

Matlock served as chairman, president and CEO of Franklin Federal, and as executive vice president of Bank of America-Texas. Mr. Matlock received his BBA and MBA from the University of Texas at Austin, and now serves at his alma mater as senior advisor to the College of Business Administration and advisor to the College of Fine Arts.

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

     Bruce Maggin, Director. Mr. Maggin joined our board in August 2001. He is currently a principal of The H.A.M. Media Group, LLC, a media investment company, and Chief Executive Officer of TDN, Inc. (d/b/a at TV Media, Inc.), a marketer of interactive television advertising. Prior to forming The H.A.M. Media Group, Mr. Maggin headed the Capital Cities/ABC Multimedia Group, one of the five divisions of Capital Cities/ABC, Inc. Mr. Maggin joined ABC originally in 1970 as part of the company's corporate planning department. He left ABC to work as a merger and acquisition consultant for a major Wall Street bank and subsequently became Vice President of Ziff Corporation, the parent company of Ziff-Davis Publishing and Broadcasting. He returned to ABC in 1982. Mr. Maggin has been a member of the Board of Directors of several companies including cable networks Lifetime and ESPN, and the software companies Creative Wonders and O.T. Sports. He is currently a Director of Phillips-Van Heusen Corporation (NYSE:
PVH) and NewStar Media, Inc. (NASDAQ:NWST), and Chief Executive of TDN, Inc. Mr. Maggin is a member of the New York State Bar. He received a BA degree from Lafayette College and JD and MBA degrees from Cornell University.

     Bruce Stein, Director. Mr. Stein joined our board in October 2001. From September 1999 until it was acquired by MindArrow, he was the CEO of Radical Communication, Inc. Prior to joining Radical, Mr. Stein served as Worldwide President and a director of Mattel Inc. from August 1996 to March 1999, and Chief Operating Officer of Mattel Inc. from September 1997 to March 1999. Mr. Stein also served as President and Chief Executive Officer of SONY Interactive Entertainment from July 1995 to August 1996. Previously, he served as President of the Kenner Products division of Hasbro, Inc. from January 1987 to July 1994.

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

Board Composition

     We currently have authorized seven directors. All directors are elected to hold office until our next annual meeting of stockholders and until their successors have been elected. Officers are elected and serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

     Pursuant to our Amended and Restated Certificate of Incorporation, the holders of our Series B preferred stock, voting as a class, are entitled to designate one member of our board of directors and the holders of our Series C preferred stock, voting as a class, are entitled to designate two members of our board of directors. The remaining directors are designated by the holders of our common stock, Series B preferred stock and Series C preferred stock, voting together as a class. Joel Schoenfeld currently serves as the Series B nominee and Thomas Quick and Joseph Matlock, Jr. currently serve as the Series C nominees.

Board Committees

     We have established an audit committee, a compensation committee and a litigation committee.

     Audit Committee

     The audit committee consists of Messrs. Matlock, Schoenfeld and Quick. The audit committee recommends to the board of directors the appointment of independent auditors, reviews and approves the scope of the annual audit and other non-audit services performed by the independent auditors, reviews the findings and recommendations of the independent auditors and periodically reviews major accounting policies and significant internal accounting control procedures.

     Compensation Committee

     The compensation committee consists of Messrs. Webber, Matlock and Schoenfeld. The compensation committee reviews and approves compensation and benefits for our executive officers. The compensation committee also makes recommendations to the board of directors regarding the administration of our stock plans.

     Litigation Committee

     The litigation committee consists of Mr. Schoenfeld. The litigation committee reviews issues that may result in litigation, and in conjunction with our Audit Committee has presided over the transfer agent fraud investigation and related recovery efforts.

Compensation Committee Interlocks and Insider Participation

     Robert Webber, our chief executive officer and president, is a member of the compensation committee. With the exception of Mr. Webber, none of the current members of the compensation committee is currently, or has ever been at any time since our formation, one of our officers or employees.

Director Compensation

     We may reimburse directors for reasonable expenses pertaining to attending meetings, including travel, lodging and meals but we do not pay directors for their services as directors. Messrs. Quick, Schoenfeld, Maggin, Stein and Matlock have each been granted options to purchase 50,000 shares of our common stock, vesting quarterly over three years, at prices ranging from $0.82 to $8. In addition, Messrs. Quick, Schoenfeld and Matlock have each been granted options to purchase 10,000 shares of our common stock, vesting quarterly over one year, at a price of $2 per share for each committee on which they serve.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based upon our review of forms filed by directors, officers and certain beneficial owners of our common stock (the "Section 16 Reporting Persons") pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, we have identified the following filings that were filed late by the Section 16 Reporting Persons during and with respect to the fiscal year ended September 30, 2001: (i) Joseph N. Matlock, Jr., Bruce Maggin and Bruce Stein were each late in filing a Form 3, (ii) Robert I. Webber and Michael R. Friedl each filed a late Form 5 with respect to three transactions, (iii) Thomas C. Quick filed a late Form 5 with respect to two transactions, and (iv) Thomas J. Blakeley and Joel Schoenfeld were each late in filing a Form 5 with respect to one transaction. We are not aware of any failures by the Section 16 Reporting Persons to file the forms required to be filed by them pursuant to Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning compensation for the period ended September 30, 1999 and the years ended September 30, 2000 and 2001, respectively, received by our Chief Executive Officer; and our other most highly compensated executive officer who were serving as executive officers during the 2001 fiscal year. These individuals are referred to as the "Named Executive Officers" here and elsewhere in this report.

SUMMARY COMPENSATION TABLE


Name and Principal Position                               Year      Salary         Bonus        Other       Options
---------------------------                               ----     --------        -----    ------------    --------
Robert I. Webber(1)
President and Chief Executive Officer ..................  2001     $216,947         $--     $  28,333(2)    413,380
                                                          2000       80,000          --       100,000(3)    300,000

Michael R. Friedl(4)
Chief Financial Officer, Secretary and Treasurer .......  2001      166,267          --           --         42,780
                                                          2000      168,958          --           --         50,000
                                                          1999       38,333        3,000          --        100,000

(1)Mr. Webber joined the Company in June 2000.
(2)Represents forgiveness of 1/3 of an $85,000 loan made to Mr. Webber upon his employment with the Company.
(3)Represents payment for consulting services rendered by Mr. Webber prior to his employment with the Company.
(4)Mr. Friedl joined the Company in May 1999.

Fiscal 2001 Stock Option Grants to Executives

     The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted during fiscal 2001.


                                                                                      Potential Realizable
                                                                                        Value at Assumed
                           Number of        % of Total                                   Annual Rates of
                          Securities          Options                               Stock Price Appreciation
                          Underlying        Granted to    Exercise                       for Option Term
                            Options          Employees    Price Per   Expiration    ------------------------
         Name               Granted           in 2001       Share        Date            5%         10%
------------------------------------------------------------------------------------------------------------

Robert I. Webber ........      3,600(1)         0.2%       $ 5.00        2011          11,320        28,687
                             150,000(2)         7.8          2.00        2011         188,668       478,123
                             100,000(3)         5.2          2.00        2011         125,779       318,748
                              75,000(4)         3.9          2.00        2011          94,334       239,061
                              50,000(5)         2.6          2.00        2011          62,889       159,374
                              34,780(6)         1.8          1.00        2011          21,873        55,430

Michael R. Friedl .......      3,000(1)         0.2%         5.00        2011           9,433        23,906
                              34,780(6)         1.8          1.00        2011          21,873        55,430
                               5,000(7)         0.3          0.40        2011           1,258         3,187



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

(1)These options were granted in January 2001 and are immediately vested.
(2)This option was granted in May 2001 and is fully vested.
(3)This option was granted in May 2001 and vests quarterly over one year.
(4)This option was granted in May 2001 and vests quarterly over nine months based on achieving quarterly performance targets. As of September 30, 2001, 50,000 of these options had expired without vesting.
(5)This option was granted in May 2001 and vests based on achieving annual performance targets.
(6)These options were granted in August 2001and are fully vested.
(7)This option was granted in August 2001 and will vest 2,500 shares on December 31, 2001 and the remainder on March 31, 2002.

Stock Option Exercises And Year-End Value

     The following table reflects the number of shares covered by both exercisable and non-exercisable stock options as of September 30, 2001 for the Named Executive Officers. Values for "in-the-money" options represent the spread between the exercise price of existing options and the market value for our common stock on September 30, 2001, which was $0.67 per share.


                                                               Number of Securities                 Value of
                                                              Underlying Unexercised        Unexercised In-the-Money
                                      Shares              Options at September 30, 2001  Options at September 30, 2001
                                   Acquired on    Value   -----------------------------  -----------------------------
       Name                          Exercise   Realized    Exercisable  Unexercisable     Exercisable  Unexercisable
-----------------------------------------------------------------------------------------------------------------------
Robert I. Webber ...................     --         --          313,380      400,000            --            --
Michael R. Friedl ..................     --         --          149,466       35,834            --           $1,350



Employment Agreements

     As of September 30, 2001, each of the Named Executive Officers was a party to a Change in Control Agreement with us, which provides for payment of two years' salary to the executive if we are acquired by another company and he loses his job for other than cause, as defined in the agreement.

     In addition, effective June 2000, we entered into a three-year employment contract with Robert Webber, our President and CEO. Mr. Webber's employment agreement provides for a base salary of $240,000 per year and payment in the amount of one year's salary if we terminate his employment for other than cause. In addition, the contract provides a $1 million life insurance policy. Further, Mr. Webber received a payment of $100,000 for consulting services provided prior to his employment and an $85,000 loan, which will be forgiven over the course of three years. As of September 30, 2001, $28,333 of this loan had been forgiven and $56,667 remained outstanding, which shall be due and payable if he leaves prior to June 2003.

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

     As of December 17, 2001, options to purchase 1,998,623 shares of common stock at exercise prices ranging from $0.40 to $25 were issued and outstanding under the 1999 Plan. Our board of directors administers the 1999 Plan.

     2000 Stock Option Plan. Our board of directors adopted our 2000 Stock Option Plan (the "2000 Plan") in August 2000 and our stockholders approved certain amendments to the 2000 Plan in August 2001. The 2000 Plan was established to furnish incentives for employees, directors and consultants to continue their service to us. We reserved 2,000,000 shares of common stock for issuance upon exercise of options granted under the 2000 Plan, which have vesting schedules up to 3 years. However, in the event we undergo a change in control, as defined, unless, prior to such change of control, our board of directors determines that vesting of the options will not accelerate, all unvested options become fully vested. Under the 2000 Plan, options are granted at a price equal to or greater than the fair market value on the date of grant.

     As of December 17, 2001, options to purchase 1,400,367 shares of common stock at exercise prices ranging from $0.58 to $8 were issued and outstanding under the 2000 Plan. Our board of directors administers the 2000 Plan. We intend to issue additional options or other incentives to attract and retain qualified management and directors. Such plans and incentives could have a dilutive effect on our common stock.

Indemnification of Directors and Officers

     Our Restated Certificate of Incorporation limits the liability of our directors to the maximum extent permitted by Delaware law, and our Bylaws provide that we will indemnify our directors and officers and may indemnify our other employees and agents to the fullest extent permitted by law. We also entered into agreements to indemnify our directors, in addition to the indemnification provided for in our Bylaws. Our board of directors believe that these provisions and agreements are necessary to attract and retain qualified directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            SIGNIFICANT STOCKHOLDERS

     The following sets forth certain information as of December 17, 2001 (the "Reference Date") with respect to the beneficial ownership of our common stock,
(i) by each person known by us to own beneficially more than five percent of our common or preferred stock, (ii) by each executive officer and director, and
(iii) by all officers and directors as a group. Unless otherwise indicated, all persons have sole voting and investment powers over such shares, subject to community property laws. As of the Reference Date, there were 14,492,892 shares of common stock, 939,012 shares of Series B Preferred Stock and 897,000 shares of Series C Preferred Stock outstanding.

Common Stock:

                                                               Number of   Percent
Name and Address of Owner (1)                                  Shares (2)  of Class
-----------------------------                                  ----------  --------
Thomas J. Blakeley, Chairman (3) ...........................     860,176      5.9%

Robert I. Webber, President, CEO, Director (4) .............     697,880      4.6

Michael R. Friedl, CFO, Secretary, Treasurer (5) ...........     162,780      1.1

Joel Schoenfeld, Director (6) ..............................      56,922      0.4

Thomas C. Quick, Director (7) ..............................      63,138      0.4

Joseph N. Matlock, Jr., Director (5) .......................      16,667      0.1

Bruce Maggin, Director (5) .................................       4,167      0.0

Bruce Stein, Director (5) ..................................       4,167      0.0

All directors and executive officers taken as a group (8) ..   1,865,896     12.1

Radical Communication, Inc. (9) ............................   2,255,400     15.5
c/o Buchalter, Nemer, Fields & Younger
601 S Figueroa St Fl 24
Los Angeles, California 90017

SBI E2-Capital (USA), Ltd. (10) ............................   2,000,000     12.1
23 Corporate Plaza Drive, Suite 210
Newport Beach, California 92660

Control Simon LLC (11) .....................................     934,900      6.4
c/o William E. Simon & Sons
P.O. Box 1913
Morristown, New Jersey 07962

Lisa Blakeley ..............................................     803,176      5.5
2052 Via Teca
San Clemente, California 92673

Clyde Berg .................................................     800,333      5.5
10050 Bandley Drive
Cupertino, California   95014

Series B Preferred:

                                                               Number of   Percent
Name and Address of Owner (1)                                  Shares (2)  of Class
-----------------------------                                  ----------  --------
Robert I. Webber, President, CEO, Director .................     250,000     26.6%

Joel Schoenfeld, Director ..................................       3,375      0.4

All directors and executive officers taken as a group ......     253,375     27.0

Alignment Capital Management, LLC ..........................     125,000     13.3
One American Center
600 Congress Ave., Suite 200
Austin, Texas   78701

Series C Preferred:

                                                               Number of   Percent
Name and Address of Owner (1)                                  Shares (2)  of Class
-----------------------------                                  ----------  --------
Thomas C. Quick, Director ..................................      20,000      2.2%

All directors and executive officers taken as a group ......      20,000      2.2

Privet Row, Inc (12) .......................................     180,000     20.1
950 Mo Pac Expressway
Barton Oaks Plaza, Suite 100
Austin, Texas 78746

Radical Communication, Inc. ................................     135,000     15.1
c/o Buchalter, Nemer, Fields & Younger
601 S Figueroa St Fl 24
Los Angeles, California 90017

Highline Capital (13) ......................................     100,000     11.1
1270 Avenue of the Americas
12th Floor, Rockefeller Center
New York, New York 10020

AC-eCom Two LP .............................................      80,000      8.9
One American Center
600 Congress Ave., Suite 200
Austin, Texas 78701

Privet MindArrow Partners LP (12) ..........................      80,000      8.9
950 Mo Pac Expressway
Barton Oaks Plaza, Suite 100
Austin, Texas 78746

PSINet Consulting Solutions Holdings, Inc ..................      80,000      8.9
4400 Post Oak Parkway, Suite 1100
Houston, Texas 77027-3413

                                                               Number of   Percent
Name and Address of Owner (1)                                  Shares (2)  of Class
-----------------------------                                  ----------  --------
Point West Ventures ........................................      60,000      6.7%
1700 Montgomery, Suite 250
San Francisco, California 94111

Control Simon LLC ..........................................      60,000      6.7
c/o William E. Simon & Sons
P.O. Box 1913
Morristown, New Jersey   07962

(1) Except as otherwise noted, the address for each person is c/o MindArrow Systems, Inc., 101 Enterprise, Suite 340, Aliso Viejo, California 92656.

(2) Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of stock listed as beneficially owned by them. A person is deemed to be the beneficial holder of securities that can be acquired within 60 days from the Reference Date upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by including shares, underlying options or warrants which are exercisable currently, or within 60 days following the Reference Date, and excluding shares underlying options and warrants held by any other person.

(3) 57,000 of these shares results from options that are exercisable within 60 days.

(4) 253,500 of these shares are issuable upon the conversion of 250,000 shares of Series B Preferred Stock acquired by Mr. Webber from an investor for a non-recourse note valuing the shares at $4.00 per share. 438,380 of these shares result from options that are exercisable within 60 days. 175,000 of the exercisable options are priced at $8 per share; 3,600 are priced at $5 per share; 225,000 are priced at $2 per share; and 34,780 are priced at $1 per share.

(5) All of these shares result from options that are exercisable within 60 days.

(6) 3,422 of these shares are issuable upon the conversion of 3,375 shares of Series B Preferred Stock. 52,500 of these shares result from options that are exercisable within 60 days.

(7) 40,860 of these shares are issuable upon the conversion of 20,000 shares of Series C Preferred Stock. 2,000 and 20,278 of these shares result from warrants and options, respectively, that are exercisable within 60 days.

(8) 256,922 and 40,860 of these shares are issuable upon the conversion of 253,375 and 20,000 shares of Series B and C Preferred Stock, respectively. 2,000 and 755,938 of these shares result from warrants and options, respectively, that are exercisable within 60 days.

(9) 275,400 of these shares are issuable upon the conversion of 135,000 shares of Series C Preferred Stock.

(10) All of the shares are issuable upon the exercise of a warrant that is exercisable within 60 days.

(11) 122,400 of these shares are issuable upon the conversion of 60,000 shares of Series C Preferred Stock. 12,500 of these shares result from warrants exercisable within 60 days. . (12) 80,000 of these shares are directly held by Privet MindArrow Partners LP. Privet Row, Inc. has voting and dispositive power over these shares.

(13) 30,000 of these shares are beneficially owned by Highline Capital International.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 2000, we cancelled a consulting contract with Thomas J. Blakeley and issued a non-interest bearing note payable through March 2002. Additionally, in January 2001, options to purchase 57,000 shares of Common stock at an exercise price of $5 per share were granted in connection with this contract cancellation.

     In December 2000, we cancelled a consulting contract with Eric McAfee, who was a director at the time. Mr. McAfee was paid $44,167 in cash and the amount due from him under an the indemnity agreement was reduced by $348,068.

     In February 2001, the Company determined that between May 21, 1999 and April 7, 2000 stock certificates representing 1,107,951 shares (the "Discrepant Shares") were illegally authenticated by the Company's prior transfer agent. In order to offset the impact of recognizing additional shares in the hands of innocent purchasers, Messrs. Blakeley and McAfee entered into an agreement with the Company pursuant to which they agreed to contribute for cancellation by the Company 1,107,951 shares owned by them. This contribution of shares was made concurrent with the exchange of new shares for the wrongly authenticated certificates. The agreement provides that in the event that any of the Discrepant Shares are recovered by the Company, an equivalent number of shares shall be issued to Messrs. Blakeley and McAfee. In addition, as the Company recovers cash or property other than the Discrepant Shares, then the Company shall issue shares of its Common Stock for every $4.50 in property or cash recovered. In no event shall the Company be obligated to issue more than 1,107,951 shares pursuant to the agreement. In October 2001, upon the recovery of $3.6 million, the Company issued 764,381 shares to Messrs. Blakeley and McAfee.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K


(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

    1.   FINANCIAL STATEMENTS:

         Reference is made to Part II, Item 8, for a listing of required financial statements filed with this report......................... 31

    2.   FINANCIAL STATEMENT SCHEDULES:

         Financial statement schedules are omitted either because they are not applicable or the required information is included in the accompanying consolidated financial statements or notes thereto.

    3.   EXHIBITS:

         The exhibits which are filed with this report are listed in the
         Exhibit Index.

(B) REPORTS ON FORM 8-K

         We filed reports on Form 8-K related to the acquisition of substantially all of the assets of Radical Communication on the following dates: August 1, 2001 and September 24, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                   MINDARROW SYSTEMS, INC.

Dated: December 28, 2001                           By   /S/ ROBERT I. WEBBER
                                                      --------------------------
                                                           Robert I. Webber
                                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.



             Signature                              Title                                  Date
             ---------                              -----                                  ----

       /s/ THOMAS J. BLAKELEY               Chairman of the Board                    December 28, 2001
------------------------------------
         Thomas J. Blakeley

        /S/ ROBERT I. WEBBER                Chief Executive Officer, President,      December 28, 2001
------------------------------------         (Principal Executive Officer),
          Robert I. Webber                   and Director

         /s/ JOEL SCHOENFELD                Director                                 December 28, 2001
------------------------------------
           Joel Schoenfeld

         /s/ THOMAS C. QUICK                Director                                 December 28, 2001
------------------------------------
           Thomas C. Quick

     /s/ JOSEPH N. MATLOCK, JR.             Director                                 December 28, 2001
------------------------------------
       Joseph N. Matlock, Jr.

           /s/ BRUCE STEIN                  Director                                 December 28, 2001
------------------------------------
             Bruce Stein

          /s/ BRUCE MAGGIN                  Director                                 December 28, 2001
------------------------------------
            Bruce Maggin

        /s/ MICHAEL R. FRIEDL               Chief Financial Officer, Secretary,      December 28, 2001
------------------------------------         and Treasurer (Principal Financial
          Michael R. Friedl                  and Accounting Officer)


                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        ------------

    2.1 Agreement and Plan of Merger, dated as of March 31, 2000, between MindArrow Systems, Inc. and eCommercial.com, Inc. (filed as
              Exhibit 2.1 to the Registration Statement on Form S-1 (Registration No. 333-91819) filed with the Securities and Exchange Commission, as amended on April 3, 2000, and incorporated herein by reference)

    2.2       Stock Purchase Agreement--Fusionactive.com, Ltd. (filed as Exhibit
              2.2 to the Registration Statement on Form S-1 (Registration No. 333-91819) filed with the Securities and Exchange Commission, as amended on July 20, 2000, and incorporated herein by reference)

    2.3 Asset Purchase Agreement, dated as of September 12, 2001, by and among MindArrow Systems, Inc., Radical Communication, Inc. and STREAMedia, LLC (incorporated by reference to Exhibit 2.1 of Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2001)

    3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Report on Form 10-Q for the period ended June 30, 2001)

    3.2 Bylaws of the Registrant, as corrected (incorporated by reference to Exhibit 3.2 to Registrant's Report on Form 10-Q for the period ended June 30, 2001)

    9.1 Voting Agreement (filed as Exhibit 9.1 to the Registration Statement on Form S-1 (Registration No. 333-91819) filed with the Securities and Exchange Commission, as amended on June 27, 2000, and incorporated herein by reference)

   10.1 Stock Purchase Agreement, dated as of April 16, 1999, between the Company and Shareholders of Zap International (filed as Exhibit
              10.1 to the Registration Statement on Form S-1 (Registration No. 333-91819) filed with the Securities and Exchange Commission on November 30, 1999 and incorporated herein by reference)

   10.2 Merger Agreement, dated as of April 19, 1999, between Wireless Netcom, Inc. and the Shareholders of eCommercial.com, Inc. (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (Registration No. 333-91819) filed with the Securities and Exchange Commission on November 30, 1999 and incorporated herein by reference)

   10.3 Employment Agreement--Robert I. Webber (filed as Exhibit 10.4 to the Registration Statement on Form S-1 (Registration No. 333-91819) filed with the Securities and Exchange Commission, as amended on July 20, 2000, and incorporated herein by reference)

   10.4       Form of Change in Control Executive Retention Agreement (filed as
              Exhibit 10.6 to the Registration Statement on Form S-1 (Registration No. 333-91819) filed with the Securities and Exchange Commission on November 30, 1999 and incorporated herein by reference)

   10.5 Registrant's 1999 Stock Option Plan (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (Registration No. 333-91819) filed with the Securities and Exchange Commission on November 30, 1999 and incorporated herein by reference)

   10.6 Form of Indemnification Agreement between Registrant and each of its directors (filed as Exhibit 10.9 to the Registration Statement on Form S-1 (Registration No. 333-91819) filed with the Securities and Exchange Commission on November 30, 1999 and incorporated herein by reference)

   10.7 Lease Agreement--Aliso Viejo, California (filed as Exhibit 10.10 to the Registration Statement on Form S-1 (Registration No. 333-91819) filed with the Securities and Exchange Commission on November 30, 1999 and incorporated herein by reference)

Exhibit No.                        Description
-----------                        -----------

   10.8 Sublease Agreement--Cupertino, California (filed as Exhibit 10.11 to the Registration Statement on Form S-1 (Registration No. 333-91819) filed with the Securities and Exchange Commission, as amended on April 3, 2000, and incorporated herein by reference)

   10.9       Registrant's 2000 Stock Incentive Plan, as amended

   10.10 Subordinated Promissory Note, dated September 12, 2001, by MindArrow Systems, Inc. (incorporated by reference to Exhibit 4.1 of Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2001)

   10.11 Form of Registration Rights Agreement as entered into between the Registrant and the investors in the Registrant's December 2001 private placement.