Form 10-Q
period 2001-12-31
MINDARROW SYSTEMS INC
filed 2002-02-12
CIK 1095792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
___________________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number: 0-28403
___________________________

MindArrow Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0511097 (I.R.S. Employer Identification No.)

101 Enterprise, Suite 340, Aliso Viejo, California 92656
(Address of principal executive offices)

(949) 916-8705
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and formal fiscal year, if changed since last report)

___________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

     The number of shares outstanding of each of the Registrant’s classes of common stock:

17,244,325

(Number of shares of common stock outstanding as of January 31, 2002)

MindArrow Systems, Inc.

Quarterly Report on Form 10-Q
For the three months ended December 31, 2001

MindArrow Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	September 30,
	2001	2001

	(unaudited)
ASSETS
Current Assets:
Cash	$1,033,359	$1,345,376
Cash, pledged	28,750	178,650
Accounts receivable, net of allowance for doubtful accounts of $34,000 and $23,555 at December 31, 2001 and September 30, 2001, respectively	669,112	515,309
Prepaid expenses	100,942	128,230
Due from related parties	66,497	71,949
Other current assets	142,816	26,805

Total current assets	2,041,476	2,266,319
Fixed Assets, net	2,416,785	2,833,737
Intangible Assets, net	5,881,319	6,210,576
Deposits	150,738	144,580

Total assets	$10,490,318	$11,455,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,771,331	$2,443,333
Deferred revenue	894,756	1,075,221
Capital lease obligations	224,693	328,700
Notes payable, current portion	540,000	2,100,000
Due to related parties	100,958	187,208

Total current liabilities	3,531,738	6,134,462

Note payable, long term portion	500,000	1,000,000

Total liabilities	4,031,738	7,134,462

Stockholders’ Equity:
Series B Convertible Preferred Stock,
$0.001 par value; 1,750,000 shares authorized; 894,387 and 971,387 shares issued and outstanding as of December 31 and September 30, 2001; $7,155,096 and $7,771,096 aggregate liquidation preference as of December 31 and September 30, 2001	894	971
Series C Convertible Preferred Stock,
$0.001 par value; 3,000,000 shares authorized; 891,284 and 897,000 shares issued and outstanding as of December 31 and September 30, 2001; $22,282,100 and $22,425,000 aggregate liquidation preference as of December 31 and September 30, 2001	891	897
Common Stock,
$0.001 par value; 30,000,000 shares authorized as of December 31 and September 30, 2001; 17,052,094 and 13,695,682 shares issued and outstanding as of December 31 and September 30, 2001	17,052	13,696
Additional paid-in capital	74,635,262	73,166,417
Accumulated deficit	(68,195,519)	(68,861,231)

Total stockholders’ equity	6,458,580	4,320,750

Total liabilities and stockholders’ equity	$10,490,318	$11,455,212

The accompanying notes are an integral part of these statements.

MindArrow Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended

	December 31,	December 31,
	2001	2000

	(unaudited)
Revenues	$1,082,330	$998,726

Operating expenses:
Development	864,312	814,241
Production	540,427	434,386
Sales and marketing	889,257	2,158,432
General and administration	757,117	2,324,509
Depreciation and amortization	891,751	668,531

	3,942,864	6,400,099

Operating loss	(2,860,534)	(5,401,373)
Interest income	3,807	120,709
Interest expense	(85,534)	—
Other expense	—	(100,000)
Recovery on transfer agent fraud, net	3,607,973	—

Net income (loss)	$665,712	$(5,380,664)

Basic earnings (loss) per share	$0.05	$(0.53)

Diluted earnings (loss) per share	$0.04	$(0.53)

Shares used in computation of basic earnings (loss) per share	14,483,439	10,240,954

Shares used in computation of diluted earnings (loss) per share	18,475,089	10,240,954

The accompanying notes are an integral part of these statements.

MindArrow Systems, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity

	Series B Preferred Stock		Series C Preferred Stock		Common Stock
							Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance, September 30, 2001	971,387	$971	897,000	$897	13,695,682	$13,696	$73,166,417	$(68,861,231)	$4,320,750
Conversion of preferred stock to common stock	(77,000)	(77)	(5,716)	(6)	92,031	92	(9)	—	—
Return of contributed shares	—	—	—	—	764,381	764	(764)	—	—
Sale of common stock, net of issuance costs	—	—	—	—	2,500,000	2,500	1,303,898	—	1,306,398
Proceeds from note payable attributable to warrants	—	—	—	—	—	—	12,000	—	12,000
Issuance of warrants as liability settlement	—	—	—	—	—	—	52,800	—	52,800
Compensation expense on warrant grants	—	—	—	—	—	—	100,920	—	100,920
Net income	—	—	—	—	—	—	—	665,712	665,712

Balance, December 31, 2001 (unaudited)	894,387	$894	891,284	$891	17,052,094	$17,052	$74,635,262	$(68,195,519)	$6,458,580

The accompanying notes are an integral part of these statements.

MindArrow Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended

	December 31,	December 31,
	2001	2000

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$665,712	$(5,380,664)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	891,751	668,531
Non-cash portion of recovery on transfer agent fraud	(90,000)	—
Amortization of discount on note payable	29,500	—
Non-cash charges due to contract settlements	—	1,191,701
Non-cash charges due to investment write-down	—	100,000
Non-cash charges due to stock option and warrant grants	100,920	100,541
Increase in accounts receivable	(153,803)	(305,198)
Decrease in prepaid expenses	27,288	67,025
(Increase) decrease in due from related parties	5,452	(7,052)
(Increase) decrease in other current assets	(26,011)	581,788
(Increase) decrease in deposits	(6,158)	10,174
Decrease in accounts payable and accrued liabilities	(619,202)	(392,125)
Increase (decrease) in deferred revenue	(180,465)	574,950

Net cash provided by (used in) operations	644,984	(2,790,329)

Cash flows from investing activities:
Decrease in cash, pledged	149,900	33,420
Purchases of fixed assets	(127,806)	(434,773)
Proceeds from sale of assets	—	17,050
Decrease in due to related parties	(86,250)	—
Purchases of patents and trademarks	(17,736)	(32,242)

Net cash used in investing activities	(81,892)	(416,545)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,306,398	—
Proceeds from option exercises	—	3,333
Proceeds from note payable, net of issuance costs	332,500	—
Principal payments on notes payable	(2,410,000)	—
Principal payments on capital lease obligations	(104,007)	—

Net cash provided by (used in) financing activities	(875,109)	3,333

Net decrease in cash	(312,017)	(3,203,541)
Cash, beginning of period	1,345,376	10,613,897

Cash, end of period	$1,033,359	$7,410,356

Cash paid for income taxes	$—	$—

Cash paid for interest	$30,006	$—

The accompanying notes are an integral part of these statements.

MindArrow Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A— The Company and Summary of Significant Accounting Policies

1. Basis of Presentation

     The accompanying consolidated financial statements have been prepared by MindArrow Systems, Inc. and subsidiaries (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The consolidated balance sheet at September 30, 2001 has been derived from the audited consolidated financial statements at that date.

2. Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

3. Basic and Diluted Net Earnings (Loss) Per Share

     Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share is computed using the weighted average number of common shares during the period plus dilutive potential common shares. Dilutive potential common shares include the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the incremental common shares issuable upon conversion of convertible preferred stock and notes payable (using the if-converted method). Potential common shares in the diluted net earnings (loss) per share computation are excluded where their effect would be antidilutive.

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

5. Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Substantially all of the Company’s cash and cash equivalents are held in one financial institution. As of December 31, 2001 and September 30, 2001, the carrying amounts of cash were $1,062,109 and $1,524,026, respectively, and the bank balances were $1,159,819 and $1,764,047, respectively, of which $100,000 was FDIC insured. Accounts receivable are typically unsecured and derived primarily from customers located in the United States and Hong Kong. The Company performs ongoing credit evaluations of its customers and will maintain reserves for potential credit losses as the need arises.

MindArrow Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

6. Segments

     The Company has adopted Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected financial information for those segments to be presented in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. To date the Company has viewed their operations as principally one segment. The following is a summary of significant geographic markets:

	North	Asia
	America	Pacific

For the quarter ended December 31, 2000:
Net revenues	$616,604	$382,122
Long lived assets	3,382,082	1,881,716
For the quarter ended December 31, 2001:
Net revenues	734,930	347,400
Long lived assets	7,255,426	1,042,678

Note B— Commitments and Contingencies

1. Legal Proceedings

     From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position or results of operations.

2. Transfer Agent Fraud

     In October 2001, the Company received approximately $3.6 million in cash of the $4.5 million in assets seized from the Company’s former transfer agent and her accomplice. Accordingly, the Company issued an aggregate of 764,381 shares of common stock to two shareholders who had previously contributed for cancellation by the Company 1,107,951 shares owned by them. In December 2001, the Company received two seized automobiles valued at $90,000 and will issue an additional 18,898 shares of common stock to the contributing shareholders. The Company continues to pursue potential sources of recovery of the loss it incurred as a result of the fraud and the Audit Committee of the Company’s Board of Directors has retained special counsel to assist it in pursuing potential sources of recovery. The Company cannot predict whether or when it will obtain any additional recovery, including any recovery of the remaining seized assets held by the authorities. Because of the uncertainties surrounding recoveries, the Company will not record the impact of recoveries until amounts or assets are received. The recovery on transfer agent fraud of $3,607,973 on the accompanying consolidated statement of operations is net of approximately $61,000 of legal and other costs associated with pursuing recovery of assets.

Note C— Notes Payable

     In early December 2001, the Company received a $350,000 bridge loan. The bridge loan accrued interest at the rate of 10% per annum. As consideration for entering into the bridge loan the Company issued detachable warrants to purchase up to 50,000 shares of common stock at an exercise price of $1.15 per share. The warrants were valued at $12,000 as computed using the Black-Scholes option pricing model. The Company also paid a commitment fee of $17,500. The value of the warrants and the commitment fees paid have been included in interest expense on the accompanying consolidated statement of operations. The bridge loan was repaid in full in late December 2001.

MindArrow Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note D— Stockholders’ Equity

1. Preferred Stock Conversions

     During the quarter ended December 31, 2001, 77,000 and 5,716 shares of Series B and Series C preferred stock, respectively, were converted into 79,736 and 12,295 shares of common stock, respectively, pursuant to the conversion rights of the Series B and Series C preferred stockholders. As of December 31, 2001, the remaining 894,387 shares of Series B preferred stock are convertible into 986,509 shares of common stock, and the remaining 891,284 shares of Series C preferred stock are convertible into 1,985,781 shares of common stock at the option of the holder.

2. Common Stock

     In December 2001, the Company conducted a private placement of common stock offering up to 2,500,000 shares of common stock at a price of $0.60 per share. The Company consummated the final closing of this private placement on December 31, 2001 and 2,500,000 shares of common stock were sold, raising gross proceeds of $1,500,000. The net proceeds from the offering, after repayment of the $350,000 bridge loan and payment of offering fees and expenses of approximately $194,000, will be used by the Company for general working capital purposes. In connection with the private placement, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. The fair value of the warrants as computed using the Black-Scholes option pricing model was $95,000.

3. Warrants

     During the quarter ended December 31, 2001, the Company issued to consultants warrants to purchase 2,016,000 shares of common stock. The warrants are exercisable at prices ranging from $0.75 per share to $2.00 per share, vest through March 2002, and expire from November 2002 through November 2004.

     The Company recognizes compensation expense based on the fair value of the warrants, as computed using the Black-Scholes option pricing model. The Company recognized compensation expense of $100,920 for the quarter ended December 31, 2001.

     In November 2001, the Company issued warrants to purchase 80,000 shares of common stock at an exercise price of $0.10 per share as settlement of a liability. The fair value of the warrants as computed using the Black-Scholes option pricing model was $52,800.

4. Options

     During the quarter ended December 31, 2001, the Company granted options to purchase 647,320 shares of common stock to employees and directors of the Company under the 2000 Stock Option Plan at a weighted average exercise price of $0.79 per share. Under the 1999 and 2000 Stock Option Plans, 450,975 options expired during the quarter ended December 31, 2001.

MindArrow Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note E— Earning per Share

     The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the quarter ended December 31, 2001. There is no presentation for the quarter ended December 31, 2000 as the effect of potential common shares was antidilutive.

For the three
months ended
December 31, 2001

Net income	$665,712
Interest expense on convertible notes payable	3,616

Net income assuming dilution	$669,328

Weighted average number of common shares outstanding	14,483,439
Effect of dilutive securities:
Convertible preferred stock	2,751,623
Convertible notes payable	195,445
Return of contributed shares	222,733
Warrants to purchase common stock	575,647
Options to purchase common stock	246,202

Dilutive potential common shares	18,475,089

Net earnings per share:
Basic	$0.05

Diluted	$0.04

     Options to purchase 2,625,990 shares of common stock and warrants to purchase 4,112,083 shares of common stock were outstanding at December 31, 2001, but were not included in the computation of diluted net income per share because the exercise price of the options and warrants was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note F— Due to Related Parties

     The Company terminated, effective December 31, 2000, a consulting contract with a former executive officer, current director, and significant stockholder resulting in a charge to the Company of $267,250. As of December 31, 2001, $39,420 remains due through March 2002 and is included in “Due to related parties” on the accompanying consolidated balance sheet.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

Overview

     We were incorporated in April 1999 as eCommercial.com, and changed our name to MindArrow Systems, Inc. effective March 31, 2000. On April 24, 2000, we acquired majority control of Fusionactive, Ltd. which in December 2001 changed its name to MindArrow Asia Ltd. On June 18, 2001, we acquired Control Commerce, Inc., a developer of e-commerce software. On September 12, 2001, we acquired substantially all of the assets of Radical Communication, Inc., a developer of rich media streaming video software.

     Through December 31, 2001, our revenues were derived from the production and delivery of rich media messages as well as reseller fees and software license fees. Production services include theme development, design and layout, video production, special effects, hyperlink recommendations, hyperlink page design and creation, reporting and sales cycle consultation.

     Revenues are recognized when the consulting or production services are rendered and messages are delivered. We recognize software license fee revenue when persuasive evidence of an agreement exists, the product has been delivered, we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is probable. Fusionactive’s revenue from media sales is recognized upon placing advertisements. Revenue from consulting is recognized as the services are rendered.

     We record cash receipts from clients and billed amounts due from clients in excess of revenue recognized as deferred revenue. The timing and amount of cash receipts from clients can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period.

     We currently sell our products and services through a direct sales force and a small network of sales affiliates.

We need additional financing

     The capital requirements associated with developing our network and corporate infrastructure have been and will continue to be significant. We have been substantially dependent on private placements of our equity securities to fund such requirements.

     At January 18, 2002, we had available cash of approximately $458,000 and negative working capital of approximately $1.6 million. This negative working capital balance includes as current liabilities approximately $1 million of deferred revenues as well as a payment of $500,000 due October 1, 2002 on a promissory note issued in connection with our acquisition of substantially all of the assets of Radical Communication, Inc. in September 2001. Although we have taken steps to reduce our monthly cash operating expenses, we currently estimate that our cash operating expenses are approximately $700,000 per month. Over the past year our revenues have averaged nearly $300,000 per month. Although we believe that as a result of an existing backlog of contracts and anticipated new contracts, our monthly revenues will increase, there can be no assurance that this will happen. Based on our current operating plan and available cash, including the cash raised in our recent private placement, we will need to obtain additional financing prior to March 31, 2002. While we continue to engage in discussions with potential investors, we have no current arrangements with respect to sources of additional financing and there is no certainty that we will be able to raise additional funds by that time. Moreover, the market for privately placed equity securities of companies like ours can be very difficult. In their report on our consolidated financial statements for the year ended September 30, 2001, our auditors expressed significant doubt about our ability to continue as a going concern. THERE CAN BE NO ASSURANCE THAT ANY ADDITIONAL FINANCING WILL BE

AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL. IF WE ARE UNSUCCESSFUL IN RAISING ADDITIONAL FUNDS, OUR LIQUIDITY POSITION WILL BE MATERIALLY AND ADVERSELY AFFECTED AND WE COULD BE REQUIRED TO MAKE DRASTIC COST REDUCTIONS, WHICH WOULD NEGATIVELY IMPACT OUR OPERATIONS.

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

Results of operations

     For the quarters ended December 31, 2001 and 2000, revenues totaled $1,082,330 and $998,726, respectively. The increase from the previous year was due to our expanded product and service offerings and the overall growth of our customer base.

     For the quarters ended December 31, 2001 and 2000, our net income was $665,712, or $0.05 per share, and our net loss was $5,380,664, or $0.53 per share, respectively. The increase can be attributed to the recovery on transfer agent fraud offset by development, marketing and selling, and general and administrative expenses incurred to expand and maintain our operations.

     In October 2001, we received approximately $3.6 million in cash of the $4.5 million in assets seized from the Company’s former transfer agent and her accomplice. Accordingly, we issued an aggregate of 764,381 shares of common stock to two of our shareholders who had previously contributed for cancellation by the Company 1,107,951 shares owned by them. In December 2001, we received two seized automobiles valued at $90,000 and will issue an additional 18,898 shares of common stock to the contributing shareholders. We continue to pursue potential sources of recovery of the loss it incurred as a result of the fraud and the Audit Committee of the Board of Directors has retained special counsel to assist it in pursuing potential sources of recovery. We cannot predict whether or when we will obtain any additional recovery, including any recovery of the remaining seized assets held by the authorities. Because of the uncertainties surrounding recoveries, we will not record the impact of recoveries until amounts or assets are received. The recovery on transfer agent fraud of $3,607,973 on the accompanying consolidated statement of operations is net of approximately $61,000 of legal and other costs associated with pursuing recovery of assets.

     Development expenses consist primarily of salaries and related expenses for software engineers and other technical personnel, including consultants, and were focused on continued advancements in multimedia communication technology and continued development of MindArrow Messenger and integrating technology acquired in the Control Commerce and Radical Communication acquisitions. Total development costs for the quarters ended December 31, 2001 and 2000 amounted to $864,312 and $814,241, respectively. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term success. We expect development expenses to remain constant in absolute dollars but decrease as a percentage of revenues.

     Production efforts focused on building a team of creative design and client service personnel to produce rich media messages and help our clients implement our MindArrow Messenger and RadicalMail software suites. Total production costs for the quarters ended December 31, 2001 and 2000 amounted to $540,427 and $434,386, respectively.

     Sales and marketing expenses for the quarters ended December 31, 2001 and 2000 amounted to $889,257 and $2,158,432, respectively, and consisted primarily of salaries and related expenses for developing our direct and reseller organizations, as well as marketing expenses designed to create and promote brand awareness. The decrease from the prior year can be attributed to cost-cutting measures implemented in an effort to reach profitability. Included in the amount for the quarter ended December 31, 2000, are non-recurring salary and consulting charges of $128,750 related to cancelled contracts with two former executive officers. We have invested in a sales and marketing organization that we believe will help add customers and expand revenues. We intend to leverage this investment while aggressively managing our costs of selling. Accordingly, we expect cash-based sales and marketing expenses to remain constant in absolute dollars but decrease as a percentage of revenues.

     General and administrative costs of $757,117 and $2,324,509 for the quarters ended December 31, 2001 and 2000, respectively, primarily included salaries and related expenses for administrative, finance and human resources personnel, professional fees and other costs of operating as a public company. The decrease from the prior year can be attributed to cost cutting measures implemented in an effort to reach profitability. Included in these amounts are non-cash charges of $100,920 and $54,229 for the quarters ended December 31, 2001 and 2000, respectively, which represent compensation expense related to the issuance of stock warrants. Additionally, included in the amount for the quarter ended December 31, 2000 is a one time charge of approximately $1.2 million related to the termination of one employment contract and two consulting contracts with former executive officers. We expect cash-based general and administrative expenses to remain constant in absolute dollars but decrease as a percentage of revenues.

Recent financings

     In December 2001, we received a $350,000 bridge loan, accruing interest at 10% per annum. As consideration for entering into the bridge loan, we issued a warrant to purchase up to 50,000 shares of our common stock at an exercise price of $1.15 per share, and paid a placement fee of $17,500.

     In December 2001, we conducted a private placement of our common stock to raise capital in which we offered up to 2,500,000 shares of our common stock at a price of $0.60 per share. We consummated the final closing under this private placement on December 31, 2001 in which we sold a total of 2,500,000 shares of our common stock, raising gross proceeds of $1,500,000. The net proceeds from the offering, after repayment of the $350,000 bridge loan and payment of offering fees and expenses of approximately $194,000, will be used by the Company for general working capital purposes. KSH Investment Group, Inc. acted as the placement agent for the private placement. As partial consideration for KSH’s services, we issued to KSH warrants to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share.

Liquidity and sources of capital

     At January 18, 2002, we had available cash of approximately $458,000 and negative working capital of approximately $1.6 million. This negative working capital balance includes as current liabilities approximately $1 million of deferred revenues as well as a payment of $500,000 due October 1, 2002 on a promissory note issued in connection with our acquisition of substantially all of the assets of Radical Communication, Inc. in September 2001. Although we have taken steps to reduce our monthly cash operating expenses, we currently estimate that our cash operating expenses are approximately $700,000 per month. Over the past year our revenues have averaged nearly $300,000 per month. Although we believe that as a result of an existing backlog of contracts and anticipated new contracts, our monthly revenues will increase, there can be no assurance that this will happen. Based on our current operating plan and available cash, including the cash raised in our recent private placement, we will need to obtain additional financing prior to March 31, 2002. While we continue to engage in discussions with potential investors, we have no current arrangements with respect to sources of additional financing and there is no certainty that we will be able to raise additional funds by that time. Moreover, the market for privately placed equity securities of companies like ours can be very difficult.

     As of December 31, 2001 and September 30, 2001, we had current assets of $2,041,476 and $2,266,319, respectively, and current liabilities of $3,531,738 and $6,134,462, respectively. This represents a working capital deficit of $1,490,262 and $3,868,143 at December 31, 2001 and September 30, 2001, respectively.

     For the quarter ended December 31, 2001, $644,984 was provided by operations, as a result of the recovery on transfer agent fraud of approximately $3.6 million in cash, offset by regular operating costs. For the quarter ended December 31, 2000, we used $2,790,329 of cash for operating activities, which were focused on growing our infrastructure. For the quarters ended December 31, 2001 and 2000, $81,892 and $416,545, respectively, was used in investing activities, mainly for acquisitions of assets used to expand our technology infrastructure and network. During the quarter ended December 31, 2001, $875,109 was used in financing activities, primarily for the repayment of notes payable and capital lease obligations. During the quarter ended December 31, 2000, $3,333 was provided by financing activities from the issuance of common stock.

Recent accounting pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

•	All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

•	Identifiable intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

•	Goodwill, as well as other intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective October 1, 2002, all previously recognized goodwill and other intangible assets with indefinite lives will no longer be subject to amortization.

•	Effective October 1, 2002, goodwill and other intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

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

     In August 2001, the Financial Accounting Standards Board issued SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. This statement supersedes SFAS 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of” and Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This Statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The Company is currently evaluating the impact of the adoption of SFAS 144 but does not expect its impact to be material.

     Certain of the matters and subject areas discussed in this quarterly report on Form 10-Q contain “forward-looking statements” that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this report regarding our business strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management as well as third parties are forward-looking statements. Generally, when used in this report, the words “anticipate,” “intend,” “estimate,” “expect,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause our actual results to differ materially from our expectations are described below and in our other filings with the SEC.

Risk Factors

We need additional financing

     The capital requirements associated with developing our network and corporate infrastructure have been and will continue to be significant. We have been substantially dependent on private placements of our equity securities to fund such requirements.

     At January 18, 2002, we had available cash of approximately $458,000 and negative working capital of approximately $1.6 million. This negative working capital balance includes as current liabilities approximately $1 million of deferred revenues as well as a payment of $500,000 due October 1, 2002 on a promissory note issued in connection with our acquisition of substantially all of the assets of Radical Communication, Inc. in September 2001. Although we have taken steps to reduce our monthly cash operating expenses, we currently estimate that our cash operating expenses are approximately $700,000 per month. Over the past year our revenues have averaged nearly $300,000 per month. Although we believe that as a result of an existing backlog of contracts and anticipated new contracts, our monthly revenues will increase, there can be no assurance that this will happen. Based on our current operating plan and available cash, including the cash raised in our recent private placement, we will need to obtain additional financing prior to March 31, 2002. While we continue to engage in discussions with potential investors, we have no current arrangements with respect to sources of additional financing and there is no certainty that we will be able to raise additional funds by that time. Moreover, the market for privately placed equity securities of companies like ours can be very difficult. In their report on our consolidated financial statements for the year ended September 30, 2001, our auditors expressed significant doubt about our ability to continue as a going concern. THERE CAN BE NO ASSURANCE THAT ANY ADDITIONAL FINANCING WILL BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL. IF WE ARE UNSUCCESSFUL IN RAISING ADDITIONAL FUNDS, OUR LIQUIDITY POSITION WILL BE MATERIALLY AND ADVERSELY AFFECTED AND WE COULD BE REQUIRED TO MAKE DRASTIC COST REDUCTIONS, WHICH WOULD NEGATIVELY IMPACT OUR OPERATIONS.

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

Recent actions that we have taken may negatively impact our ability to achieve our business objectives

     In order to manage our liquidity and cash position, over the past year we have had to implement certain cost cutting measures, including reductions in force of 50 employees. After these staff reductions, as of January 15, 2002, we had 65 full time employees worldwide. Although these cost cutting measures have improved our short-term cash requirements, they may negatively impact our ability to grow our business and achieve our business objectives.

We cannot assure you that our common stock will continue to be listed on the Nasdaq SmallCap Market

     The Nasdaq Stock Market retains discretion over whether to continue listing our common stock on the Nasdaq SmallCap Market. Our share price has been below $1.00 from time to time. If our common stock falls below a required minimum bid price of $1.00 over a period of 30 consecutive trading days, we expect to be notified by Nasdaq that we need to meet this requirement. If we do not regain compliance within 180 days of receiving such notice, or if we do not meet other qualification listing standards, our common stock could be delisted from trading on the Nasdaq SmallCap Market. If our common stock is delisted from the Nasdaq SmallCap Market, it may become significantly less liquid and may decline significantly in price.

Our limited operating history makes evaluation of our business difficult

     Our business was formed as eCommercial.com in March 1999 and we were a development-stage company through December 31, 1999. In January 2000, principal operations commenced. We have recorded a cumulative net loss of approximately $55 million through December 31, 2001 (including $18.6 million attributable to the non-cash portion of the non-operating loss on transfer agent fraud) and anticipate recording losses in the near term. Accordingly, we have a limited operating history on which to base our evaluation of current business and prospects. Our short operating history makes it difficult to predict future results, and there are no assurances that our revenues will increase, or that we will achieve or maintain profitability or generate sufficient cash from operations in future periods.

     Our ability to achieve and sustain profitability would be adversely affected if we:

•	fail to effectively market and sell our services;

•	fail to develop new and maintain existing relationships with clients;

•	fail to continue to develop and upgrade our technology and network infrastructure;

•	fail to respond to competitive developments;

•	fail to introduce enhancements to our existing products and services to address new technologies and standards; or

•	fail to attract and retain qualified personnel.

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

Our future revenues are not predictable, and our results could vary significantly

     Because of our limited operating history and the emerging nature of our markets, we are unable to reliably forecast our revenues.

     Our operating results may fluctuate significantly in the future as a result of a variety of factors. These factors include:

•	the demand for our services;

•	the addition or loss of individual clients;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

•	the introduction of new products or services by us or our competitors; and

•	general economic conditions and economic conditions specific to the Internet, such as electronic commerce and online media.

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

We are not sure if the market will accept our product offerings

     Our ability to succeed will depend on the following, none of which can be assured:

•	the effectiveness of our marketing and sales efforts;

•	market acceptance of our current and future offerings; and

•	the reliability of our networks and services.

     We operate in a market that is in the early stage of development, is rapidly evolving, and is characterized by an increasing number of competitors and risk surrounding market acceptance of new technologies and services. Potential customers must view our technologies as a viable alternative to traditional commercial advertising and brochure distribution. Because this market is so new, it is difficult to predict its size and growth rate. If the market fails to develop as we expect, our growth will be slower than expected.

We may make acquisitions of complementary technologies or businesses, which may disrupt our business and be dilutive to our existing stockholders.

     We intend to consider acquisitions of businesses and technologies on an opportunistic basis, for example, our recent acquisitions of Control Commerce, Inc. and Radical Communication, Inc. Acquisitions of businesses and technologies involve numerous risks, including the diversion of management attention, difficulties in assimilating the acquired operations, loss of key employees from the acquired company, and difficulties in transitioning key customer relationships. In addition, these acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time expenses and the creation of goodwill or other intangible assets that result in significant amortization expense or impairment charges. Any acquisition may not provide the benefits originally anticipated, and there may be difficulty in integrating the service offerings and customer and supplier relationships gained through acquisitions with our own. Although we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, such unexpected liabilities nevertheless may accompany such acquisitions. We cannot guarantee that we will successfully identify attractive acquisition candidates, complete and finance additional acquisitions on favorable terms, or integrate the acquired businesses or assets into our own. Any of these factors could materially harm our business or our operating results in a given period.

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

We depend on continued growth in use of the Internet

     Rapid growth in use of the Internet is a recent phenomenon and there can be no assurance that use of the Internet will continue to grow or that a sufficient base of users will emerge to support our business. The Internet may not be accepted as a viable medium for broadcasting advertising and brochure distribution, for a number of reasons, including:

•	inadequate development of the necessary infrastructure;

•	inadequate development of enabling technologies;

•	lack of acceptance of the Internet as a medium for distributing rich media advertising; and

•	inadequate commercial support for Web-based advertising.

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

If we do not respond to technological change, we could lose or fail to develop customers

     The development of our business entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the functionality and features of our technology. The Internet and the ecommerce industry are characterized by:

•	rapid technological change;

•	changes in client requirements and preferences;

•	frequent new product and service introductions embodying new technologies; and

•	the emergence of new industry standards and practices.

The evolving nature of the Internet could render our existing systems obsolete.

     Our success will depend, in part, on our ability to:

•	develop and enhance technologies useful in our business;

•	develop new services and technology that address the increasingly sophisticated and varied needs of our current and prospective clients; and

•	adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

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

Our operating results could be impaired if we become subject to burdensome government regulations and legal uncertainties concerning the Internet

     Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to:

•	user privacy;

•	pricing, usage fees and taxes;

•	content;

•	copyrights;

•	distribution;

•	characteristics and quality of products and services; and

•	online advertising and marketing.

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

Our stock price has been and may continue to be volatile

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, on January 22, 2001, our common stock closed at $5.81 per share, and on August 22, 2001, our common stock closed at $0.40 per share. On January 15, 2002, our common stock closed at $0.90 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

•	the average daily trading volume of our common stock;

•	actual or anticipated variations in quarterly operating results and our need for additional financing to fund our continuing operations;

•	announcements of technological innovations, new products or services by us or our competitors;

•	the addition or loss of strategic relationships or relationships with our key customers;

•	conditions or trends in the Internet, streaming media, media delivery, and online commerce markets;

•	changes in the market valuations of other Internet, online service, or software companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	legal or regulatory developments;

•	additions or departures of key personnel;

•	sales of our common stock;

•	our failure to obtain additional financing on satisfactory terms, or at all; and

•	general market conditions.

     The historical volatility of our stock price may make it more difficult for investors in our securities to resell shares at prices they find attractive. See also “Risk Factors — We cannot assure you that our common stock will continue to be listed on the Nasdaq SmallCap Market.”

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

Future sales of our common stock may depress our stock price

     Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of January 31, 2002, we had 17,244,325 shares of common stock outstanding. A significant number of these shares are not publicly traded but are available for immediate resale to the public, subject to certain volume limitations under the securities laws. We also have reserved shares of our common stock as follows:

•	985,268 shares are reserved for issuance upon the conversion of our outstanding shares of Series B preferred stock;

•	1,977,290 shares are reserved for issuance upon the conversion of our outstanding shares of Series C preferred stock;

•	20,000 shares are reserved for issuance upon the conversion of notes payable;

•	5,418,083 shares are reserved for issuance upon the exercise of warrants;

•	2,510,000 shares are reserved for issuance under our 1999 Stock Option Plan; and

•	2,000,000 shares are reserved for issuance under our 2000 Stock Option Plan.

     Shares underlying vested options are generally eligible for immediate resale in the public market.

     The Company expects to file shortly with the SEC a registration statement covering the resale by certain of the Company’s equity holders of substantially all of the shares of the Company’s common stock not currently eligible for immediate resale to the public or issuable upon the exercise of the warrants and conversion of shares of Series C Preferred Stock listed above. Because of the Company’s historically low trading volume, the sale of even a small percentage of these shares to be registered could adversely affect the market price for our common stock.

Our Series B and Series C Preferred Shareholders have a substantial preference over Common Stock in the event of a liquidation, dissolution or a merger, asset sale or other transaction that results in a change of control of our Company

     Under the terms of our Restated Certificate of Incorporation, in the event of a liquidation, dissolution or a merger, asset sale or other transaction that results in a change in control of our Company, holders of Series B and Series C Preferred Stock are entitled to a liquidation preference before any payments are made on account of the Common Stock. As of January 15, 2002, this liquidation preference was approximately $29.3 million. After this liquidation preference is paid, any remaining proceeds will be shared by the holders of Common Stock, Series B Preferred Stock and Series C Preferred Stock on an as converted basis.

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

     We may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If third parties hold trademark, copyright or patent rights that conflict with our business, then we may be forced to litigate infringement claims that could result in substantial costs to us. In addition, if we were unsuccessful in defending such a claim, it could have a negative financial impact. If third parties prepare and file applications in the United States that claim trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs to us. An adverse outcome in litigation or privity proceedings could require us to license disputed rights from third parties or to cease using such rights. Any litigation regarding our proprietary rights could be costly, divert management’s attention, result in the loss of certain of our proprietary rights, require us to seek licenses from third parties and prevent us from selling our services, any one of which could have a negative financial impact. In addition, inasmuch as we broadcast content developed by third parties, our exposure to copyright infringement actions may increase because we must rely upon such third parties for information as to the origin and ownership of such licensed content. We generally obtain representations as to the origin and ownership of such licensed content and generally obtain indemnification to cover any breach of such representations; however, there can be no assurance that such representations will be accurate or given, or that such indemnification will adequately protect us.

Our officers and directors control a significant percentage of our outstanding stock which will enable them to exert control over many significant corporate actions and may prevent a change in control that would otherwise be beneficial to our stockholders

     As of January 15, 2002, our officers and directors beneficially owned approximately 11% of our outstanding common stock and 28% of our Series B preferred stock. This level of ownership could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

The length of our sales cycle increases our costs

     Many of our potential customers conduct extensive and lengthy evaluations before deciding whether to purchase or license our products. In our experience to date we’ve seen the sales cycle range from a few days up to six months. While the potential customer is making this decision, we continue to incur salary, travel and other similar costs of following up with these accounts. Therefore, the risk associated with our lengthy sales cycle is that we may expend substantial time and resources over the course of the sales cycle only to realize no revenue from such efforts if the customer decides not to purchase from us. Any significant change in customer buying decisions or sales cycles for our products could have a material adverse effect on our business, results of operations, and financial conditions.

We have a limited operating history in international markets

     We have only limited experience in operating in international markets. Although we have distributed our products and services internationally since August 1999, we had no experience in international operations prior to the acquisition of our Hong Kong-based subsidiary, MindArrow Asia Ltd., in April 2000. Through December 2001, we have recognized approximately $1.6 million of revenue related to our international operations in eastern Asia. There can be no assurance that our international operations will be successful.

There are risks inherent in conducting international operations

     There are many risks associated with our international operations in eastern Asia, including, but not limited to:

•	difficulties in collecting accounts receivable and longer collection periods;

•	changing and conflicting regulatory requirements;

•	potentially adverse tax consequences;

•	tariffs and general export and customs restrictions;

•	difficulties in staffing and managing foreign operations;

•	political instability;

•	fluctuations in currency exchange rates;

•	the need to develop localized versions of our products;

•	national standardization and certification requirements;

•	seasonal reductions of business activity; and

•	the impact of local economic conditions and practices.

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

International markets for online marketing are in their very early stages of development

     We distribute MindArrow messages globally. To date, we have developed or modified into foreign language text and delivered eBrochures to recipients in the United Kingdom, France, Switzerland, Austria, Norway, Sweden, Iceland, Finland, Denmark, Greece, Lebanon, Mexico, Panama, Peru, Philippines, Australia, Singapore, Hong Kong, China, and Taiwan. The markets for online advertising and direct marketing in these countries are generally in earlier stages of development than in the United States, and we cannot assure you that the market for, and use of online advertising and direct marketing in international markets such as these and others will be significant in the future. Factors that may account for slower growth in the online advertising and direct marketing markets include, but are not limited to:

•	slower growth in the number of individuals using the Internet internationally;

•	privacy concerns;

•	a lower rate of advertising spending internationally than in the United States; and

•	a greater reluctance to use the Internet for advertising and direct marketing.

     Any of the above-listed risks could have a material adverse effect on our future business, financial condition, or results of operations.

We are subject to risks associated with governmental regulation and legal uncertainties

     We are subject to general business laws and regulations. These laws and regulations, as well as new laws and regulations that may be adopted in the United States and other countries with respect to the Internet, may impede the growth of the Internet. These laws may relate to areas such as advertising, taxation, personal privacy, content issues (such as obscenity, indecency, and defamation), copyright and other intellectual property rights, encryption, electronic contracts and “digital signatures,” electronic commerce liability, email, network and information security, and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than, federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, applicability, and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may therefore harm our business.

     We do not know for certain how existing laws governing issues such as privacy, property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media, and data protection, apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. Changes to or the interpretation of these laws could:

•	limit the growth of the Internet;

•	create uncertainty in the marketplace that could reduce demand for our products and services;

•	increase our cost of doing business;

•	expose us to significant liabilities associated with content distributed or accessed through our products or services, and with our provision of products and services, and with the features or performance of our products;

•	lead to increased product development costs, or otherwise harm our business; or

•	decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

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

     In addition, the Child Online Privacy Protection Act (“COPPA”) became effective as of April 21, 2000. COPPA requires operators of commercial Web sites and online services directed to children (under 13), and general audience sites that know that they are collecting personal information from a child, to:

•	provide parents notice of their information practices;

•	obtain verifiable parental consent before collecting a child’s personal information, with certain limited exceptions;

•	give parents a choice as to whether their child’s information will be disclosed to third parties;

•	provide parents access to their child’s personal information and allow them to review it and/or have it deleted;

•	give parents the opportunity to prevent further use or collection of information; not require a child to provide more information than is reasonably necessary to participate in an activity; and

•	maintain the confidentiality, security, and integrity of information collected from children.

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

     Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. As of December 31, 2001, our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held at one financial institution. We do not use derivative financial instruments in our investment portfolio.

     Foreign Currency Exchange Risk. We do not believe that we currently have material exposure to foreign currency exchange risk because of the relative insignificance of our foreign subsidiaries. We intend to assess the need to use financial instruments to hedge currency exposures on an ongoing basis.

     We do not use derivative financial instruments for speculative trading purposes.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

     During the quarter ended December 31, 2001, the Company issued to one consultant, a warrant to purchase 16,000 shares of common stock at an exercise price of $0.75 per share. The warrant vests through March 2002, and is exercisable from the date vested through November 2004. The Company also issued to the same consultant a warrant to purchase 80,000 shares of common stock at an exercise price of $0.10 in connection with the settlement of a liability. This warrant was fully vested on the date of issuance and is exercisable on or before November 16, 2004. These two warrants were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

     On November 19, 2001, the Company issued to SBI E2-Capital (USA) Ltd., the investment banking arm of SOFTBANK Investment Corp., a warrant to purchase 2,000,000 shares of common stock at an exercise price of $2.00 per share. The warrant was fully vested on the date of issuance and is exercisable on or before November 19, 2002. The warrant was issued in connection with the engagement of SBI to provide financial advisory services to the Company. This warrant was issued without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

     In December 2001, the Company conducted a private placement of common stock offering up to 2,500,000 shares of common stock at a price of $0.60 per share. The Company consummated the final closing of this private placement on December 31, 2001 and 2,500,000 shares of common stock were sold, raising gross proceeds of $1,500,000. The net proceeds from the offering, after repayment of the $350,000 bridge loan and payment of offering fees and expenses of approximately $194,000, will be used by the Company for general working capital purposes. In connection with the private placement, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. These warrants were fully vested on the date of issuance and are exercisable on or before December 31, 2006. In connection with the bridge loan, the Company issued a warrant to purchase 50,000 shares at an exercise price of $1.15 per share. This warrant was fully vested on the date of issuance and is exercisable on or before December 9, 2006. The common stock issued in the private placement, and the warrants issued in connection with the private placement and bridge loan were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Stock Purchase Warrant, dated November 19, 2001, issued by MindArrow Systems, Inc. in favor of SBI E2-Capital (USA) Ltd., to purchase up to 2,000,000 shares of the common stock of MindArrow Systems, Inc. at an exercise price of $2.00 per share.

(b)	Reports on Form 8-K

	1.	On October 5, 2001, MindArrow filed a report on Form 8-K relating to an announcement regarding the receipt of approximately $3.6 million in cash from the Asset Forfeiture Division of the U.S. Attorney’s Office.

	2.	On November 26, 2001, MindArrow filed an amendment to its report on Form 8-K originally filed with the SEC on September 24, 2001, to provide required audited and pro forma financial statements relating to its acquisition of substantially all of the assets of Radical Communication, Inc.

	3.	On November 28, 2001, MindArrow filed a report on Form 8-K relating to an announcement regarding the engagement of SBI E2-Capital (USA) Ltd., the investment banking arm of SOFTBANK Investment Corp., to provide the company with financial advisory services.

	4.	On January 18, 2002, MindArrow filed a report on Form 8-K announcing key dates for its upcoming annual meeting of shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MindArrow Systems, Inc. (Registrant)

Date: February 12, 2002	/s/ ROBERT I. WEBBER Robert I. Webber Chief Executive Officer, President, (Principal Executive Officer), and Director

Date: February 12, 2002	/s/ MICHAEL R. FRIEDL Michael R. Friedl Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer

EXHIBIT INDEX

10.1	Stock Purchase Warrant, dated November 19, 2001, issued by MindArrow Systems, Inc. in favor of SBI E2-Capital (USA) Ltd., to purchase up to 2,000,000 shares of the common stock of MindArrow Systems, Inc. at an exercise price of $2.00 per share.