Form 10-Q/A
period 2001-12-31
MINDARROW SYSTEMS INC
filed 2002-02-20
CIK 1095792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
___________________________

FORM 10-Q/A

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

Note B— Liquidity

     At December 31, 2001, the Company’s cash position required that it actively seek additional sources of capital. As of December 31, 2001, the Company had current assets of $2,041,476 and current liabilities of $3,531,738, respectively. This represents a working capital deficit of $1,490,262. The negative working capital balance includes as current liabilities approximately $1 million of deferred revenues as well as a payment of $500,000 due October 1, 2002 on a promissory note issued in connection with our acquisition of substantially all of the assets of Radical Communication, Inc. in September 2001.

     Although the Company has taken steps to reduce monthly cash operating expenses, management currently estimates that cash operating expenses are approximately $700,000 per month. Over the past year revenues have averaged nearly $300,000 per month. Although the Company believes that as a result of an existing backlog of contracts and anticipated new contracts, monthly revenues will increase, there can be no assurances that this will happen. Based on the current operating plan and available cash, including the cash raised in the Company’s recent private placement, the Company will need to obtain additional financing prior to March 31, 2002. While the Company continues to engage in discussions with potential investors, there are no current arrangements with respect to sources of additional financing and there is no certainty that the Company will be able to raise additional funds by that time. Moreover, the market for privately placed equity securities of companies like MindArrow can be very difficult.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern.

     In the view of the Company, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet obligations on a continuing basis. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note C— Commitments and Contingencies

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

Note D— Notes Payable

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

Note E— Stockholders’ Equity

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

Note F— Earnings per Share

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

Note G— Due to Related Parties

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

MindArrow Systems, Inc. (Registrant)

Date: February 20, 2002	/s/ ROBERT I. WEBBER Robert I. Webber Chief Executive Officer, President, (Principal Executive Officer), and Director

Date: February 20, 2002	/s/ MICHAEL R. FRIEDL Michael R. Friedl Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer

EXHIBIT INDEX

10.1	Stock Purchase Warrant, dated November 19, 2001, issued by MindArrow Systems, Inc. in favor of SBI E2-Capital (USA) Ltd., to purchase up to 2,000,000 shares of the common stock of MindArrow Systems, Inc. at an exercise price of $2.00 per share.