Form 10-Q
period 2002-03-31
MINDARROW SYSTEMS INC
filed 2002-05-15
CIK 1095792

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-28403

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

17,483,599

(as of March 31, 2002)

MindArrow Systems, Inc.

Quarterly Report on Form 10-Q

MindArrow Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2002	September 30, 2001

	(unaudited)
ASSETS
Current Assets:
Cash	$13,076	$1,345,376
Cash, pledged	—	178,650
Accounts receivable, net of allowance for doubtful accounts of $15,000 and $23,555 at March 31, 2002 and September 30, 2001, respectively	423,685	515,309
Prepaid expenses	60,669	128,230
Due from related parties	56,667	71,949
Other current assets	5,315	26,805

Total current assets	559,412	2,266,319
Fixed Assets, net	1,890,394	2,833,737
Intangible Assets, net	5,689,702	6,210,576
Deposits	161,448	144,580

Total assets	$8,300,956	$11,455,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,169,302	$2,443,333
Deferred revenue	861,461	1,075,221
Capital lease obligations	224,693	328,700
Notes payable, current portion	712,288	2,100,000
Due to related parties	111,538	187,208

Total current liabilities	4,079,282	6,134,462

Note payable, long term portion	500,000	1,000,000

Total liabilities	4,579,282	7,134,462

Stockholders’ Equity:
Series B Convertible Preferred Stock, $0.001 par value; 1,750,000 shares authorized; 724,700 and 971,387 shares issued and outstanding as of March 31, 2002 and September 30, 2001; $5,797,600 and $7,771,096 aggregate liquidation preference as of March 31, 2002 and September 30, 2001	725	971
Series C Convertible Preferred Stock, $0.001 par value; 3,000,000 shares authorized; 887,473 and 897,000 shares issued and outstanding as of March 31, 2002 and September 30, 2001; $22,186,825 and $22,425,000 aggregate liquidation preference as of March 31, 2002 and September 30, 2001	887	897
Common Stock, $0.001 par value; 75,000,000 and 30,000,000 shares authorized as of March 31, 2002 and September 30, 2001; 17,483,599 and 13,695,682 shares issued and outstanding as of March 31, 2002 and September 30, 2001	17,484	13,696
Additional paid-in capital	74,818,692	73,166,417
Accumulated deficit	(71,116,114)	(68,861,231)

Total stockholders’ equity	3,721,674	4,320,750

Total liabilities and stockholders’ equity	$8,300,956	$11,455,212

The accompanying notes are an integral part of these statements.

MindArrow Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended

	March 31,	March 31,	March 31,	March 31,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues	$763,807	$917,798	$1,846,137	$1,916,524

Operating expenses:
Development	717,285	708,638	1,581,597	1,522,879
Production	448,176	435,576	988,603	869,962
Sales and marketing	765,082	1,605,169	1,654,339	3,763,601
General and administration	806,441	1,298,003	1,563,558	3,622,512
Depreciation and amortization	877,880	665,268	1,769,631	1,333,799

	3,614,864	4,712,654	7,557,728	11,112,753

Operating loss	(2,851,057)	(3,794,856)	(5,711,591)	(9,196,229)
Interest income	529	70,386	4,336	191,095
Interest expense	(20,910)	—	(106,444)	—
Other income (expense)	10,332	33,263	10,332	(66,737)
Recovery (loss) on transfer agent fraud	(59,489)	(19,439,133)	3,548,484	(19,439,133)

Net loss	$(2,920,595)	$(23,130,340)	$(2,254,883)	$(28,511,004)

Basic and diluted loss per share	$(0.17)	$(2.16)	$(0.14)	$(2.72)

Shares used in computation of basic and diluted loss per share	17,223,268	10,709,703	15,844,840	10,474,033

The accompanying notes are an integral part of these statements.

MindArrow Systems, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity

	Series B Preferred Stock		Series C Preferred Stock		Common Stock
							Additional Paid-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance, September 30, 2001	971,387	$971	897,000	$897	13,695,682	$13,696	$73,166,417	$(68,861,231)	$4,320,750
Conversion of preferred stock to common stock	(246,687)	(246)	(9,527)	(10)	287,694	288	(32)	—	—
Return of contributed shares	—	—	—	—	783,160	783	(783)	—	—
Sale of common stock, net of issuance costs	—	—	—	—	2,500,000	2,500	1,295,438	—	1,297,938
Proceeds from notes payable attributable to warrants	—	—	—	—	—	—	47,000	—	47,000
Issuance of warrants as liability settlement	—	—	—	—	—	—	52,800	—	52,800
Compensation expense on warrant grants	—	—	—	—	—	—	106,650	—	106,650
Issuance of common stock pursuant to exercise of options	—	—	—	—	10,000	10	3,990	—	4,000
Issuance of common stock and warrants for acquisition of minority interest in MindArrow Asia, Ltd.	—	—	—	—	150,000	150	149,850	—	150,000
Issuance of common stock as compensation for services	—	—	—	—	80,000	80	28,670	—	28,750
Issuance of common stock pursuant to bridge note	—	—	—	—	25,000	25	13,225	—	13,250
Cancellation of shares per indemnification clause of Control Commerce acquisition agreement	—	—	—	—	(47,937)	(48)	(44,533)	—	(44,581)
Net loss	—	—	—	—	—	—	—	(2,254,883)	(2,254,883)

Balance, March 31, 2002 (unaudited)	724,700	$725	887,473	$887	17,483,599	$17,484	$74,818,692	$(71,116,114)	$3,721,674

The accompanying notes are an integral part of these statements.

MindArrow Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended

	March 31,	March 31,
	2002	2001

	(unaudited)
Cash flows from operating activities:
Net loss	$(2,254,883)	$(28,511,004)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,769,631	1,333,799
Non-cash portion of recovery on transfer agent fraud	(90,000)	—
Non-cash charges due to stock issuances	28,750	—
Non-cash charges due to stock option and warrant grants	106,650	215,159
Amortization of discount on notes payable	32,538	—
Non-cash charges due to contract settlements	—	1,191,701
Non-cash charge due to investment write-down	—	100,000
Non-cash charge for discrepant share adjustment	—	18,682,398
(Increase) decrease in accounts receivable	91,624	(377,960)
Decrease in prepaid expenses	67,561	76,404
Decrease in other current assets	66,909	583,329
Increase in deposits	(16,868)	(17,451)
Decrease in accounts payable and accrued liabilities	(221,231)	(14,569)
Increase (decrease) in deferred revenue	(213,760)	1,015,838

Net cash used in operations	(633,079)	(5,722,356)

Cash flows from investing activities:
Decrease in cash-pledged	178,650	33,420
Purchases of fixed assets	(132,302)	(559,180)
Proceeds from sale of assets	—	21,051
(Increase) decrease in due from related parties	15,282	(23,725)
Purchases of patents and trademarks	(23,112)	(61,815)

Net cash provided by (used in) investing activities	38,518	(590,249)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,301,938	3,333
Proceeds from notes payable, net of issuance costs	570,000	—
Principal payments on notes payable	(2,430,000)	—
Principal payments on capital lease obligations	(104,007)	—
Decrease in due to related parties	(75,670)	(182,437)

Net cash used in financing activities	(737,739)	(179,104)

Net decrease in cash	(1,332,300)	(6,491,709)
Cash, beginning of period	1,345,376	10,613,897

Cash, end of period	$13,076	$4,122,188

Cash paid for income taxes	$—	$—

Cash paid for interest	$30,006	$—

The accompanying notes are an integral part of these statements.

MindArrow Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A—The Company and Summary of Significant Accounting Policies

1. Basis of Presentation

     The accompanying consolidated financial statements have been prepared by MindArrow Systems, Inc. and subsidiaries (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The consolidated balance sheet at September 30, 2001 has been derived from the audited consolidated financial statements at that date.

2. Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

3. Basic and Diluted Net Loss Per Share

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares during the period plus dilutive potential common shares. Dilutive potential common shares include the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the incremental common shares issuable upon conversion of convertible preferred stock and notes payable (using the if-converted method). Potential common shares in the diluted net loss per share computation were excluded as their effect was antidilutive.

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

5. Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Substantially all of the Company’s cash and cash equivalents are held in one financial institution. As of March 31, 2002 and September 30, 2001, the carrying amounts of cash were $13,076 and $1,524,026, respectively, and the bank balances were $138,122 and $1,764,047, respectively, of which $100,000 was FDIC insured. Accounts receivable are typically unsecured and derived primarily from customers located in the United States and Hong Kong. The Company performs ongoing credit evaluations of its customers and will maintain reserves for potential credit losses as the need arises.

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

	North	Asia
	America	Pacific

For the six months ended March 31, 2001:
Net revenues	$1,351,199	$565,325
Long lived assets	3,069,337	1,679,172
For the six months ended March 31, 2002:
Net revenues	1,312,663	533,474
Long lived assets	6,599,595	980,501

Note B—Liquidity

     At March 31, 2002, the Company’s cash position required that it actively seek additional sources of capital. As of March 31, 2002, the Company had current assets of $559,412 and current liabilities of $4,079,282, respectively. This represents a working capital deficit of $3,519,870. The negative working capital balance includes as current liabilities approximately $900,000 of deferred revenues as well as a payment of $500,000 due October 1, 2002 on a promissory note issued in connection with our acquisition of substantially all of the assets of Radical Communication, Inc. in September 2001.

     In April and May 2002, the Company received $798,350 in proceeds from assets seized from the Company’s former transfer agent and her accomplice (See Note C-2), and also received proceeds of $752,000 from the exercise of previously issued options and warrants to purchase 2,030,000 shares of common stock.

     In addition, in April 2002, the Company took further steps to reduce monthly cash operating expenses. Management currently estimates that cash operating expenses are approximately $550,000 per month. Over the past year revenues have averaged nearly $300,000 per month. Although the Company believes that as a result of an existing backlog of contracts and anticipated new contracts, monthly revenues will increase, there can be no assurances that this will happen. Based on the current operating plan and available cash, the Company will need to obtain additional financing prior to June 30, 2002. The shareholders have approved a private placement of up to 10 million shares of common stock priced at the lesser of $0.50 or a 40% discount to the market price. The Company is currently evaluating proposals from investors for placements under those terms. However, no binding agreements have been signed and there is no certainty that terms acceptable to the Company and investors can be reached.

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

Note C—Commitments and Contingencies

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

2. Transfer Agent Fraud

     In October 2001, the Company received approximately $3.6 million in cash of the $4.5 million in assets seized from the Company’s former transfer agent and her accomplice. Accordingly, the Company issued an aggregate of 764,381 shares of common stock to two shareholders who had previously contributed for cancellation by the Company 1,107,951 shares owned by them. In December 2001, the Company received two seized automobiles valued at $90,000 and issued an additional 18,779 shares of common stock to the contributing shareholders in March 2002. In May 2002, the Company received $798,350 in cash from the seized assets and accordingly issued an additional 177,411 shares to the contributing shareholders.

     The Company continues to pursue potential sources of recovery of the loss it incurred as a result of the fraud and the Audit Committee of the Company’s Board of Directors has retained special counsel to assist it in pursuing potential sources of recovery. The Company cannot predict whether or when it will obtain any additional recovery, including any recovery of the remaining seized assets held by the authorities. Because of the uncertainties surrounding recoveries, the Company will not record the impact of recoveries until amounts or assets are received. The recovery on transfer agent fraud of $3,548,484 on the accompanying consolidated statement of operations is net of approximately $120,000 of legal and other costs associated with pursuing recovery of assets.

Note D—Notes Payable

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

     In late March 2002, the Company received a $250,000 bridge loan. The bridge loan accrued interest at the rate of 24.9% per annum, was secured by any amounts recovered in connection with the transfer agent fraud (Note C), and matured on the earlier of May 28, 2002, or the release of those forfeiture proceeds. As consideration for entering into the bridge loan the Company issued detachable warrants to purchase up to 250,000 shares of common stock at an exercise price of $0.58 per share. The warrants were valued at $35,000 as computed using the Black-Scholes option pricing model. The Company also paid a commitment fee of $12,500 and issued 25,000 shares of common stock at $0.53 per share. For the quarter ended March 31, 2002, the Company included $3,038 in interest expense on the accompanying consolidated statement of operations as amortization of the total discount on the bridge note of $60,750. The bridge loan was repaid in full in May 2002.

     In April 2002, the Company received additional bridge loans in the amount of $550,000. The bridge loans accrued interest at the rate of 15% per annum, and were secured by any amounts recovered in connection with the transfer agent fraud (Note C), the Company’s receivables and patents. The notes matured on the earlier of the release of forfeiture proceeds or from July 5 through 10, 2002. As consideration for entering into the bridge loans the Company issued detachable warrants to purchase up to

MindArrow Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

275,000 shares of common stock at exercise prices from $0.64 to $0.74 per share. The bridge loans were repaid in full in May 2002.

Note E—Stockholders’ Equity

1. Preferred Stock Conversions

     During the six months ended March 31, 2002, 246,687 and 9,527 shares of Series B and Series C preferred stock, respectively, were converted into 266,908 and 20,786 shares of common stock, respectively, pursuant to the conversion rights of the Series B and Series C preferred stockholders. As of March 31, 2002, the remaining 724,700 shares of Series B preferred stock are convertible into 799,344 shares of common stock, and the remaining 887,473 shares of Series C preferred stock are convertible into 1,977,290 shares of common stock at the option of the holder.

2. Common Stock

     In December 2001, the Company conducted a private placement of common stock offering up to 2,500,000 shares of common stock at a price of $0.60 per share. The Company consummated the final closing of this private placement on December 31, 2001 and 2,500,000 shares of common stock were sold, raising gross proceeds of $1,500,000. The net proceeds from the offering, after repayment of the $350,000 bridge loan and payment of offering fees and expenses of approximately $202,000, was used by the Company for general working capital purposes. In connection with the private placement, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. The fair value of the warrants as computed using the Black-Scholes option pricing model was $95,000.

     During the quarter ended March 31, 2002, 10,000 shares were issued upon option exercises. Total proceeds amounted to $4,000.

     During the quarter ended March 31, 2002, the Company issued 150,000 shares of common stock and warrants to purchase 250,000 shares of common stock at $1.00 per share for the acquisition of the minority interest in MindArrow Asia, Ltd. The warrants expire September 30, 2004 and were estimated to have a fair value of $37,500 as computed using the Black-Scholes option pricing model.

     During the quarter ended March 31, 2002, 80,000 shares were issued as compensation for services. The Company recognized compensation expense of $28,750.

     During the quarter ended March 31, 2002, the Company cancelled 47,937 shares of common stock as reimbursement for legal costs incurred by the Company. These costs were indemnified per the terms of the Company’s acquisition of Control Commerce, Inc.

     During April and May 2002, 2,030,000 shares were issued upon option and warrant exercises. Total proceeds amounted to $752,000.

3. Warrants

     During the six months ended March 31, 2002, the Company issued to consultants warrants to purchase 2,056,000 shares of common stock. The warrants are exercisable at prices ranging from $0.75 per share to $2.00 per share, vest through March 2002 or upon meeting defined performance targets, and expire from November 2002 through November 2004.

     The Company recognizes compensation expense based on the fair value of the warrants, as computed using the Black-Scholes option pricing model. The Company recognized compensation expense of $106,650 for the six months ended March 31, 2002.

     In November 2001, the Company issued warrants to purchase 80,000 shares of common stock at an exercise price of $0.10 per share as settlement of a liability. The fair value of the warrants as computed using the Black-Scholes option pricing model was $52,800.

MindArrow Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

4. Options

     During the six months ended March 31, 2002, the Company granted options to purchase 1,740,320 shares of common stock to employees and directors of the Company under the 1999 and 2000 Stock Option Plans at a weighted average exercise price of $0.76 per share. Under the 1999 and 2000 Stock Option Plans, 1,151,048 options expired during the six months ended March 31, 2002, and 10,000 options were exercised.

Note F—Due to Related Parties

     During the quarter ended March 31, 2002, an executive officer and shareholder loaned the Company $50,000. This amount is included in “Due to related parties” on the accompanying consolidated balance sheet.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

Overview

     We were incorporated in April 1999 as eCommercial.com, and changed our name to MindArrow Systems, Inc. effective March 31, 2000. On April 24, 2000, we acquired majority control of Fusionactive, Ltd. which in December 2001 changed its name to MindArrow Asia Ltd., and we acquired the remaining minority interest in January 2002. On June 18, 2001, we acquired Control Commerce, Inc., a developer of e-commerce software. On September 12, 2001, we acquired substantially all of the assets of Radical Communication, Inc., a developer of rich media streaming video software.

     Through March 31, 2002, our revenues were derived from the production and delivery of rich media messages as well as reseller fees and software license fees. Production services include theme development, design and layout, video production, special effects, hyperlink recommendations, hyperlink page design and creation, reporting and sales cycle consultation.

     Revenues are recognized when the consulting or production services are rendered and messages are delivered. We recognize software license fee revenue when persuasive evidence of an agreement exists, the product has been delivered, we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is probable. MindArrow Asia’s revenue from media sales is recognized upon placing advertisements. Revenue from consulting is recognized as the services are rendered.

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

     At April 30, 2002, we had available cash of approximately $170,000 and negative working capital of approximately $2.4 million. This negative working capital balance includes as current liabilities approximately $800,000 of deferred revenues as well as a payment of $500,000 due October 1, 2002 on a promissory note issued in connection with our acquisition of substantially all of the assets of Radical Communication, Inc. in September 2001. In addition, in April 2002, we took further steps to reduce monthly cash operating expenses. We currently estimate that our cash operating expenses are approximately $550,000 per month. Over the past year our revenues have averaged nearly $300,000 per month. Although we believe that as a result of an existing backlog of contracts and anticipated new contracts, our monthly revenues will increase, there can be no assurance that this will happen. Based on our current operating plan and available cash, we estimate that we will need to obtain additional financing prior to June 30, 2002. Our shareholders have approved a private placement of up to 10 million shares of common stock priced at the lesser of $0.50 or a 40% discount to the market price. We are currently evaluating proposals from investors for placements under those terms. However, no final agreements have been signed. In their report on our consolidated financial statements for the year ended September 30, 2001, our auditors expressed significant doubt about our ability to continue as a going concern. THERE CAN BE NO

ASSURANCE THAT ANY ADDITIONAL FINANCING WILL BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL. IF WE ARE UNSUCCESSFUL IN RAISING ADDITIONAL FUNDS, OUR LIQUIDITY POSITION WILL BE MATERIALLY AND ADVERSELY AFFECTED AND WE COULD BE REQUIRED TO MAKE DRASTIC COST REDUCTIONS, WHICH WOULD NEGATIVELY IMPACT OUR OPERATIONS.

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

Results of operations

     For the three and six months ended March 31, 2002 and 2001, revenues totaled $763,807 and $1,846,137, respectively, compared to $917,798 and $1,916,524 for the corresponding periods in fiscal 2001. The decrease from the previous year was primarily due to delays in recognizing revenue on a large custom software development engagement as well as delays in kicking off a new, large engagement obtained during the quarter. We expect revenues to be recognized on both of these engagements in succeeding quarters.

     For the three and six months ended March 31, 2002, our net loss was $2,920,595, or $0.17 per share, and $2,254,883, or $0.14 per share, respectively, compared to $23,130,340, or $2.16 per share, and $28,511,004, or $2.72 per share for the corresponding periods in fiscal 2001. The decrease in loss can be attributed to the loss on transfer agent fraud recorded in fiscal 2001 in addition to cost cutting measures implemented in fiscal 2002.

     In October 2001, we received approximately $3.6 million in cash that was seized from the Company’s former transfer agent and her accomplice. Accordingly, we issued an aggregate of 764,381 shares of common stock to two of our shareholders who had previously contributed for cancellation by the Company 1,107,951 shares owned by them. In December 2001, we received two seized automobiles valued at $90,000 and issued an additional 18,779 shares of common stock to the contributing shareholders. In May 2002, we received an additional $798,350 in seized cash and we issued 177,411 shares of common stock to the contributing shareholders. We continue to pursue potential sources of recovery of the loss incurred as a result of the fraud and the Audit Committee of the Board of Directors has retained special counsel to assist it in pursuing potential sources of recovery and we have filed civil litigation seeking restitution, and unspecified damages. We cannot predict whether or when we will obtain any additional recovery, including any recovery of the remaining seized assets held by the authorities. Because of the uncertainties surrounding recoveries, we will not record the impact of recoveries until amounts or assets are received. The recovery on transfer agent fraud of $3,548,484 on the accompanying consolidated statement of operations is net of approximately $120,000 of legal and other costs associated with pursuing recovery of assets for the six months ended March 31, 2002.

     Development expenses consist primarily of salaries and related expenses for software engineers and other technical personnel, including consultants, and were focused on continued advancements in multimedia communication technology and continued development of MindArrow Messenger and integrating technology acquired in the Control Commerce and Radical Communication acquisitions. Total development costs for the three and six months ended March 31, 2002 amounted to $717,285 and $1,581,597, respectively, compared to $708,638 and $1,522,879 for the corresponding periods in fiscal 2001. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term success. In April 2002, we completed certain development initiatives and subsequently reduced costs by approximately 40%. Accordingly, we expect research and development costs to decrease in terms of both absolute dollars and as a percentage of revenues.

     Production efforts focused on building a team of creative design and client service personnel to produce rich media messages and help our clients implement our MindArrow Messenger and RadicalMail software suites. Total production costs for the three and six months ended March 31, 2002 amounted to $448,176 and $988,603, respectively, compared to $435,576 and $869,962 for the corresponding periods in fiscal 2001.

     Sales and marketing expenses for the three and six months ended March 31, 2002 amounted to $765,082 and $1,654,339, respectively, compared to $1,605,169 and $3,763,601 for the corresponding periods in fiscal 2001. The expenses consisted primarily of salaries and related expenses for developing our direct and reseller organizations, as well as marketing expenses designed to create and promote brand awareness. The decrease from the prior year can be attributed to cost-cutting measures implemented in an effort to reach profitability and shifting resources to relationship-based sales efforts from broader, branding-based marketing. To that end, we’ve added several senior sales and marketing executives to our team that bring significant industry experience and relationships. We intend to leverage these relationships while aggressively managing our costs of selling.

     General and administrative costs of $806,441 and $1,563,558 for the three and six months ended March 31, 2002, respectively, compared to $1,298,003 and $3,622,512 for the corresponding periods in fiscal 2001. The costs primarily included salaries and related expenses for administrative, finance and human resources personnel, professional fees and other costs of operating as a public company. The decrease from the prior year can be attributed to cost cutting measures implemented in an effort to reach profitability. Included in the amount for the six months ended March 31, 2001 is a one time charge of approximately $1.2 million related to the termination of one employment contract and two consulting contracts with former executive officers. In April 2002, increased efficiencies in our processes permitted us to reduce future legal, facilities and administrative costs. Accordingly, we expect general and administrative costs to decrease accordingly.

Recent financings

     In late March 2002, the Company received a $250,000 bridge loan which was repaid in full in May 2002. The bridge loan accrued interest at the rate of 24.9% per annum, was secured by any amounts recovered in connection with the transfer agent fraud, and matured on the earlier of May 28, 2002, or the release of those forfeiture proceeds. As consideration for entering into the bridge loan the Company issued detachable warrants to purchase up to 250,000 shares of common stock at an exercise price of $0.58 per share. The Company also paid a commitment fee of $12,500 and issued 25,000 shares of common stock at $0.53 per share.

     In April 2002, the Company received additional bridge loans in the amount of $550,000 which were repaid in full in May 2002. The bridge loans accrued interest at the rate of 15% per annum, and were secured by any amounts recovered in connection with the transfer agent fraud, the Company’s receivables and patents. The notes matured on the earlier of the release of forfeiture proceeds or from July 5 through 10, 2002. As consideration for entering into the bridge loans the Company issued detachable warrants to purchase up to 275,000 shares of common stock at exercise prices from $0.64 to $0.74 per share.

     In April 2002, our board approved the reduction in the price of a previously-issued warrant for 2,000,000 shares from $2.00 per share to $0.37 per share, in exchange for the immediate exercise thereof. Net proceeds amounted to $740,000 in cash to the Company.

     In December 2001, we received a $350,000 bridge loan, accruing interest at 10% per annum which was repaid in full in December 2001. As consideration for entering into the bridge loan, we issued a warrant to purchase up to 50,000 shares of our common stock at an exercise price of $1.15 per share, and paid a placement fee of $17,500.

     In December 2001, we conducted a private placement of our common stock to raise capital in which we offered up to 2,500,000 shares of our common stock at a price of $0.60 per share. We consummated the final closing under this private placement on December 31, 2001 in which we sold a total of 2,500,000 shares of our common stock, raising gross proceeds of $1,500,000. The net proceeds from the offering, after repayment of the $350,000 bridge loan and payment of offering fees and expenses of approximately $202,000, was used by the Company for general working capital purposes. KSH Investment Group, Inc. acted as the placement agent for the private placement. As partial consideration for KSH’s services, we issued to KSH warrants to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share.

Liquidity and sources of capital

     At April 30, 2002, we had available cash of approximately $170,000 and negative working capital of approximately $2.4 million. This negative working capital balance includes as current liabilities approximately $800,000 of deferred revenues as well as a payment of $500,000 due October 1, 2002 on a promissory note issued in connection with our acquisition of substantially all of the assets of Radical Communication, Inc. in September 2001. In addition, in April 2002, we took further steps to reduce monthly cash operating expenses. We currently estimate that our cash operating expenses are approximately $550,000 per month. Over the past year our revenues have averaged nearly $300,000 per month. Although we believe that as a result of an existing backlog of contracts and anticipated new contracts, our monthly revenues will increase, there can be no assurance that this will happen. Based on our current operating plan and available cash, we estimate that we will need to obtain additional financing prior to June 30, 2002. Our shareholders have approved a private placement of up to 10 million shares of common stock priced at the lesser of $0.50 or a 40% discount to the market price. We are currently evaluating proposals from investors for placements under those terms. However, no final agreements have been signed.

     As of March 31, 2002 and September 30, 2001, we had current assets of $559,412 and $2,266,319, respectively, and current liabilities of $4,079,282 and $6,134,462, respectively. This represents a working capital deficit of $3,519,870 and $3,868,143 at March 31, 2002 and September 30, 2001, respectively.

     For the six months ended March 31, 2002, $633,079 was used in operations compared to $5,722,356 for the six months ended March 31, 2001. For the six months ended March 31, 2002, $38,518 was provided by investing activities, compared to $590,249 used in investing activities during the six months ended March 31, 2001. During the six months ended March 31, 2002, $737,739 was used in financing activities, primarily for the repayment of notes payable and capital lease obligations.

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

     At April 30, 2002, we had available cash of approximately $170,000 and negative working capital of approximately $2.4 million. This negative working capital balance includes as current liabilities approximately $800,000 of deferred revenues as well as a payment of $500,000 due October 1, 2002 on a promissory note issued in connection with our acquisition of substantially all of the assets of Radical Communication, Inc. in September 2001. In addition, in April 2002, we took further steps to reduce monthly cash operating expenses. We currently estimate that our cash operating expenses are approximately $550,000 per month. Over the past year our revenues have averaged nearly $300,000 per month. Although we believe that as a result of an existing backlog of contracts and anticipated new contracts, our monthly revenues will increase, there can be no assurance that this will happen. Based on our current operating plan and available cash, we estimate that we will need to obtain additional financing prior to June 30, 2002. Our shareholders have approved a private placement of up to 10 million shares of common stock priced at the lesser of $0.50 or a 40% discount to the market price. We are currently evaluating proposals from investors for placements under those terms. However, no final agreements have been signed. In their report on our consolidated financial statements for the year ended September 30, 2001, our auditors expressed significant doubt about our ability to continue as a going concern. THERE CAN BE NO ASSURANCE THAT ANY ADDITIONAL FINANCING WILL BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL. IF WE ARE UNSUCCESSFUL IN RAISING ADDITIONAL FUNDS, OUR LIQUIDITY POSITION WILL BE MATERIALLY AND ADVERSELY AFFECTED AND WE COULD BE REQUIRED TO MAKE DRASTIC COST REDUCTIONS, WHICH WOULD NEGATIVELY IMPACT OUR OPERATIONS.

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

Recent actions that we have taken may negatively impact our ability to achieve our business objectives

     In order to manage our liquidity and cash position, over the past year we have had to implement certain cost cutting measures, including reductions in force of 68 employees. After these staff reductions, as of April 30, 2002, we had 51 full time employees worldwide. Although these cost cutting measures have improved our short-term cash requirements, they may negatively impact our ability to grow our business and achieve our business objectives.

We cannot assure you that our common stock will continue to be listed on the Nasdaq SmallCap Market

     On February 14, 2002, we received notice from Nasdaq that our common stock had closed below a required minimum bid price of $1.00 for a period of 30 consecutive trading days. In accordance with Nasdaq rules, we have 180 calendar days, or until August 13, 2002, to regain compliance with the minimum bid price requirement. If at any time before August 13, 2002, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, Nasdaq will inform us that we are in compliance with its bid price rules. If we do not regain compliance prior to August 13, 2002, Nasdaq will determine whether we meet the initial listing criteria for the Nasdaq SmallCap Market. If we do not meet the initial listing criteria, our common stock will be delisted from trading on the Nasdaq SmallCap Market. As of May 13, 2002, we did not meet the initial listing criteria for the Nasdaq SmallCap Market, because our closing share price was below the $4 minimum bid price for initial listing. If our common stock is delisted from the Nasdaq SmallCap Market, it may become significantly less liquid and may decline significantly in price

Our limited operating history makes evaluation of our business difficult

     Our business was formed as eCommercial.com in March 1999 and we were a development-stage company through December 31, 1999. In January 2000, principal operations commenced. We have recorded a cumulative net loss of approximately $58 million through March 31, 2002 (including $18.6 million attributable to the non-cash portion of the non-operating loss on transfer agent fraud) and anticipate recording losses in the near term. Accordingly, we have a limited operating history on which to base our evaluation of current business and prospects. Our short operating history makes it difficult to predict future results, and there are no assurances that our revenues will increase, or that we will achieve or maintain profitability or generate sufficient cash from operations in future periods.

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

     We intend to consider acquisitions of businesses and technologies on an opportunistic basis, for example, our recent acquisitions of Control Commerce, Inc. and Radical Communication, Inc. Acquisitions of businesses and technologies involve numerous risks, including the diversion of management attention, difficulties in assimilating the acquired operations, loss of key employees from the acquired company, and difficulties in transitioning key customer relationships. In addition, these acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time expenses and the creation of goodwill or other intangible assets that result in significant amortization expense and impairment charges. Any acquisition may not provide the benefits originally anticipated, and there may be difficulty in integrating the service offerings and customer and supplier relationships gained through acquisitions with our own. Although we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, such unexpected liabilities nevertheless may accompany such acquisitions. We cannot guarantee that we will successfully identify attractive acquisition candidates, complete and finance additional acquisitions on favorable terms, or integrate the acquired businesses or assets into our own. Any of these factors could materially harm our business or our operating results in a given period.

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

Our stock price has been and may continue to be volatile

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, on May 9, 2001, our common stock closed at $2.00 per share, and on April 18, 2002, our common stock closed at $0.37 per share. On April 30, 2002, our common stock closed at $0.60 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

Future sales of our common stock may depress our stock price

     Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of March 31, 2002, we had 17,483,599 shares of common stock outstanding. A significant number of these shares are not publicly traded but are available for immediate resale to the public. We also have reserved shares of our common stock as follows:

•	799,344 shares are reserved for issuance upon the conversion of our outstanding shares of Series B preferred stock;

•	1,977,290 shares are reserved for issuance upon the conversion of our outstanding shares of Series C preferred stock;

•	5,958,083 shares are reserved for issuance upon the exercise of warrants;

•	2,505,000 shares are reserved for issuance under our 1999 Stock Option Plan; and

•	1,997,500 shares are reserved for issuance under our 2000 Stock Option Plan.

     Shares underlying vested options are generally eligible for immediate resale in the public market.

Our Series B and Series C Preferred Shareholders have a substantial preference over Common Stock in the event of a liquidation, dissolution or a merger, asset sale or other transaction that results in a change of control of our Company

     Under the terms of our Restated Certificate of Incorporation, in the event of a liquidation, dissolution or a merger, asset sale or other transaction that results in a change in control of our Company, holders of Series B and Series C Preferred Stock are entitled to a liquidation preference before any payments are made on account of the Common Stock. As of April 30, 2002, this liquidation preference was approximately $28 million. After this liquidation preference is paid, any remaining proceeds will be shared by the holders of Common Stock, Series B Preferred Stock and Series C Preferred Stock on an as converted basis.

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

We have a limited operating history in international markets

     We have only limited experience in operating in international markets. Although we have distributed our products and services internationally since August 1999, we had no experience in international operations prior to the acquisition of our Hong Kong-based subsidiary, MindArrow Asia Ltd., in April 2000. Through March 2002, we have recognized approximately $1.8 million of revenue related to our international operations in eastern Asia. There can be no assurance that our international operations will be successful.

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

     Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. As of March 31, 2002, our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held at one financial institution. We do not use derivative financial instruments in our investment portfolio.

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

     The Company is the plaintiff in civil litigation seeking recovery of restitution and unspecified damages arising from the fraud perpetuated against the Company by its former transfer agent.

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

     On November 19, 2001, the Company issued to SBI E2-Capital (USA) Ltd., the investment banking arm of SOFTBANK Investment Corp., a warrant to purchase 2,000,000 shares of common stock at an exercise price of $2.00 per share. The warrant was fully vested on the date of issuance and is exercisable on or before November 19, 2002. The warrant was issued in connection with the engagement of SBI to provide financial advisory services to the Company. This warrant was issued without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act. In April 2002, the Board of Directors reduced the exercise price of this warrant to $0.37 per share in exchange for immediate exercise. Net proceeds were used for general working capital purposes.

     In December 2001, the Company conducted a private placement of common stock offering up to 2,500,000 shares of common stock at a price of $0.60 per share. The Company consummated the final closing of this private placement on December 31, 2001 and 2,500,000 shares of common stock were sold, raising gross proceeds of $1,500,000. The net proceeds from the offering, after repayment of the $350,000 bridge loan and payment of offering fees and expenses of approximately $202,000, were used by the Company for general working capital purposes. In connection with the private placement, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. These warrants were fully vested on the date of issuance and are exercisable on or before December 31, 2006. In connection with the bridge loan, the Company issued a warrant to purchase 50,000 shares at an exercise price of $1.15 per share. This warrant was fully vested on the date of issuance and is exercisable on or before December 9, 2006. The common stock issued in the private placement, and the warrants issued in connection with the private placement and bridge loan were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

     In January, the Company issued 150,000 shares of common stock and warrants to purchase 250,000 shares of common stock at $1.00 per share in consideration for the minority interest in MindArrow Asia, Ltd. The common stock issued, and the warrant issued in connection with the acquisition were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

     In March 2002, the Company issued to one consultant, a warrant to purchase 40,000 shares of common stock at an exercise price of $0.75 per share. The warrant vests upon the meeting of certain performance targets and expires on March 19, 2004. The warrant was issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

     In March 2002, in connection with a bridge financing, we issued 25,000 shares of common stock and warrants to purchase 250,000 shares of common stock at $0.58 per share. The common stock issued, and the warrant issued in connection with the bridge loan were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

     During the quarter ended March 31, 2002, the Company issued 80,000 shares of common stock as compensation for services. These shares were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On March 14, 2002, the annual meeting of stockholders was held. At the meeting, Robert I. Webber, Bruce Maggin, Joel Schoenfeld, Joseph N. Matlock, Jr., Thomas Quick and Bruce Stein were elected directors of the Company. In addition, stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares from 30,000,000 to 75,000,000 shares. Stockholders also approved the issuance of up to ten million shares of common stock at such prices and on such terms as approved by the Board of Directors; provided that such issuance (i) occur within three months of the approval and (ii) be sold at prices no lower than the lesser of (A) $0.50 per share of common stock and (B) a 40% discount to the closing market price of the common stock on the day prior to the date that a binding agreement is entered into for the sale of such securities.

      1.     The nominees for director were approved by the following votes:

	Common Stock		Series B Preferred		Series C Preferred
Name	For	Withheld	For	Withheld	For	Withheld

Robert I. Webber	12,659,221	159,893	347,325	—	215,000	—
Bruce Maggin	12,659,221	159,893	347,325	—	215,000	—
Bruce Stein	12,659,221	159,593	347,325	—	215,000	—
Joel Schoenfeld	—	—	347,325	—	—	—
Thomas C. Quick	—	—	—	—	215,000	—
Joseph Matlock	—	—	—	—	215,000	—

      2.     The proposal to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share, from thirty million (30,000,000) to seventy five million (75,000,000) shares, was adopted by the following vote:

	For	Against	Abstain

Common Stock	12,363,455	446,419	9,240
Series B Preferred	330,325	17,000	—
Series C Preferred	215,000	—	—

      3.     The proposal to approve the issuance of up to ten million shares of Common Stock and/or shares of convertible securities or debt instruments convertible into shares of Common Stock, at such prices and on such terms as may be approved by the Board of Directors; provided that any such issuance(s) would (i) occur within three months of the date this proposal is approved by our shareholders and (ii) be sold at prices no lower than the lesser of (A) $0.50 per share of Common Stock and (B) a 40% discount to the closing market price of the Common Stock on the day prior to the date that a binding agreement is entered into for the sale of such securities, was adopted by the following vote:

	For	Against	Abstain	Broker Non-Vote

Common Stock	7,182,597	532,668	16,690	5,087,159
Series B Preferred	322,075	14,000	11,250	—
Series C Preferred	215,000	—	—	—

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     On January 18, 2002, MindArrow filed a report on Form 8-K setting our annual meeting and record date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MindArrow Systems, Inc.
(Registrant)

Date: May 15, 2002	/s/ Robert I. Webber
Robert I. Webber
Chief Executive Officer, President, (Principal Executive Officer), and Director

Date: May 15, 2002	/s/ Michael R. Friedl
Michael R. Friedl
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)