Form 10-Q
period 2002-06-30
MINDARROW SYSTEMS INC
filed 2002-08-13
CIK 1095792

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-28403

MindArrow Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0511097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2120 Main Street, Suite 200, Huntington Beach, California 92648
(Address of principal executive offices)

(714) 536-6200
(Registrant’s telephone number, including area code)

101 Enterprise, Suite 340, Aliso Viejo, California 92656
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

28,421,878

(as of June 30, 2002)

MindArrow Systems, Inc.

Quarterly Report on Form 10-Q

MindArrow Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

		September 30,
	June 30, 2002	2001

	(unaudited)
ASSETS
Current Assets:
Cash	$1,206,988	$1,345,376
Cash, pledged	—	178,650
Accounts receivable, net of allowance for doubtful accounts of $15,000 and $23,555 at June 30, 2002 and September 30, 2001, respectively	864,391	515,309
Prepaid expenses	184,834	128,230
Due from related parties	28,334	71,949
Other current assets	21,141	26,805

Total current assets	2,305,688	2,266,319
Fixed Assets, net	1,053,635	2,833,737
Intangible Assets, net	5,399,628	6,210,576
Deposits	174,158	144,580

Total assets	$8,933,109	$11,455,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,875,510	$2,443,333
Deferred revenue	767,704	1,075,221
Capital lease obligations	224,693	328,700
Notes payable, current portion	500,000	2,100,000
Due to related parties	—	187,208

Total current liabilities	4,367,907	6,134,462

Note payable, long term portion	500,000	1,000,000

Total liabilities	4,867,907	7,134,462

Stockholders’ Equity:
Series B Convertible Preferred Stock, $0.001 par value; 1,750,000 shares authorized; 0 and 971,387 shares issued and outstanding as of June 30, 2002 and September 30, 2001; $0 and $7,771,096 aggregate liquidation preference as of June 30, 2002 and September 30, 2001`	—	971
Series C Convertible Preferred Stock, $0.001 par value; 3,000,000 shares authorized; 0 and 897,000 shares issued and outstanding as of June 30, 2002 and September 30, 2001; $0 and $22,425,000 aggregate liquidation preference as of June 30, 2002 and September 30, 2001`	—	897
Common Stock, $0.001 par value; 75,000,000 and 30,000,000 shares authorized as of June 30, 2002 and September 30, 2001; 28,421,878 and 13,695,682 shares issued and outstanding as of June 30, 2002 and September 30, 2001	28,422	13,696
Additional paid-in capital	77,550,358	73,166,417
Accumulated deficit	(73,513,578)	(68,861,231)

Total stockholders’ equity	4,065,202	4,320,750

Total liabilities and stockholders’ equity	$8,933,109	$11,455,212

The accompanying notes are an integral part of these statements.

MindArrow Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues	$1,236,345	$822,729	$3,082,482	$2,739,253

Operating expenses:
Development	500,961	621,786	2,082,558	2,144,665
Production	370,374	431,082	1,358,977	1,301,044
Sales and marketing	673,104	1,205,964	2,327,443	4,969,565
General and administration	622,939	1,022,201	2,186,497	4,644,713
Loss on relocation	804,308	—	804,308	—
Depreciation and amortization	753,963	698,005	2,523,594	2,031,804

	3,725,649	3,979,038	11,283,377	15,091,791

Operating loss	(2,489,304)	(3,156,309)	(8,200,895)	(12,352,538)
Interest income	575	31,054	4,911	222,149
Interest expense	(132,185)	—	(238,629)	—
Other income (expense)	1,363	2,580	11,695	(64,157)
Recovery (loss) on transfer agent fraud	806,232	(169,957)	4,354,716	(19,609,090)

Net loss	(1,813,319)	(3,292,632)	(4,068,202)	(31,803,636)
Value of stock dividend on preferred stock	584,145	—	584,145	—

Net loss available to common stockholders	$(2,397,464)	$(3,292,632)	$(4,652,347)	$(31,803,636)

Basic and diluted loss per share	$(0.12)	$(0.30)	$(0.27)	$(3.00)

Shares used in computation of basic and diluted loss per share	20,557,451	10,867,313	17,410,184	10,604,816

The accompanying notes are an integral part of these statements.

MindArrow Systems, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

	Series B Preferred Stock		Series C Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance, September 30, 2001	971,387	$971	897,000	$897	13,695,682	$13,696
Conversion of preferred stock to common stock	(971,387)	(971)	(897,000)	(897)	3,593,747	3,594
Return of contributed shares	—	—	—	—	960,571	960
Sale of common stock, net of issuance costs	—	—	—	—	6,900,000	6,900
Proceeds from notes payable attributable to warrants	—	—	—	—	—	—
Issuance of warrants as liability settlement	—	—	—	—	—	—
Compensation expense on warrant grants	—	—	—	—	—	—
Issuance of common stock pursuant to exercise of options and warrants	—	—	—	—	2,040,000	2,040
Issuance of common stock and warrants for acquisition of minority interest in MindArrow Asia, Ltd.	—	—	—	—	150,000	150
Issuance of common stock as compensation for services	—	—	—	—	80,000	80
Issuance of common stock pursuant to bridge note	—	—	—	—	25,000	25
Cancellation of shares per indemnification clause of Control Commerce acquisition agreement	—	—	—	—	(47,937)	(48)
Stock dividend on preferred stock	—	—	—	—	1,024,815	1,025
Net loss	—	—	—	—	—	—

Balance, June 30, 2002 (unaudited)	—	$—	—	$—	28,421,878	$28,422

[Additional columns below]

[Continued from above table, first column repeated]

	Additional
	Paid-	Accumulated
	In Capital	Deficit	Total

Balance, September 30, 2001	$73,166,417	$(68,861,231)	$4,320,750
Conversion of preferred stock to common stock	(1,726)	—	—
Return of contributed shares	(960)	—	—
Sale of common stock, net of issuance costs	2,590,135	—	2,597,035
Proceeds from notes payable attributable to warrants	92,750	—	92,750
Issuance of warrants as liability settlement	52,800	—	52,800
Compensation expense on warrant grants	166,650	—	166,650
Issuance of common stock pursuant to exercise of options and warrants	753,960	—	756,000
Issuance of common stock and warrants for acquisition of minority interest in MindArrow Asia, Ltd.	149,850	—	150,000
Issuance of common stock as compensation for services	28,670	—	28,750
Issuance of common stock pursuant to bridge note	13,225	—	13,250
Cancellation of shares per indemnification clause of Control Commerce acquisition agreement	(44,533)	—	(44,581)
Stock dividend on preferred stock	583,120	(584,145)	—
Net loss	—	(4,068,202)	(4,068,202)

Balance, June 30, 2002 (unaudited)	$77,550,358	$(73,513,578)	$4,065,202

The accompanying notes are an integral part of these statements.

MindArrow Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended

	June 30,	June 30,
	2002	2001

	(unaudited)
Cash flows from operating activities:
Net loss	$(4,068,202)	$(31,803,636)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,523,594	2,031,804
Loss on relocation	804,308	—
Non-cash portion of recovery on transfer agent fraud	(15,000)	—
Non-cash charges due to stock issuances	28,750	—
Non-cash charges due to stock option and warrant grants	166,650	244,547
Amortization of discount on notes payable	136,000	—
Non-cash charges due to contract settlements	—	1,191,701
Non-cash charge due to investment write-down	—	100,000
Non-cash charge for discrepant share adjustment	—	18,682,398
Non-cash charge for trade shows	—	49,145
Non-cash forgiveness of amount due from related party	28,333	28,333
Increase in accounts receivable	(349,082)	(42,445)
(Increase) decrease in prepaid expenses	(56,604)	222,786
(Increase) decrease in other current assets	(23,917)	584,288
Increase in deposits	(29,578)	(19,771)
Increase (decrease) in accounts payable and accrued liabilities	92,010	(365,351)
Increase (decrease) in deferred revenue	(307,517)	787,923

Net cash used in operations	(1,070,255)	(8,308,278)

Cash flows from investing activities:
Decrease in cash-pledged	178,650	33,420
Purchases of fixed assets	(167,737)	(717,706)
Proceeds from sale of assets	1,800	21,051
(Increase) decrease in due from related parties	15,282	(17,722)
Net cash acquired in acquisition	—	938,536
Purchases of patents and trademarks	(27,948)	(76,046)

Net cash provided by investing activities	47	181,533

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,597,035	183,334
Proceeds from notes payable, net of issuance costs	1,100,000	—
Proceeds from option and warrant exercises	756,000	—
Principal payments on notes payable	(3,230,000)	—
Principal payments on capital lease obligations	(104,007)	—
Decrease in due to related parties	(187,208)	(245,851)

Net cash provided by (used in) financing activities	931,820	(62,517)

Net decrease in cash	(138,388)	(8,189,262)
Cash, beginning of period	1,345,376	10,613,897

Cash, end of period	$1,206,988	$2,424,635

Cash paid for income taxes	$—	$—

Cash paid for interest	$13,938	$—

Supplemental disclosure of noncash investing activities:
In June 2001, the Company acquired Control Commerce, Inc. for 800,000 shares of common stock and 60,000 shares of Series C preferred stock	$—	$1,536,400

The accompanying notes are an integral part of these statements.

MindArrow Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A — The Company and Summary of Significant Accounting Policies

1. Basis of Presentation

     The accompanying consolidated financial statements have been prepared by MindArrow Systems, Inc. and subsidiaries (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The consolidated balance sheet at September 30, 2001 has been derived from the audited consolidated financial statements at that date.

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

5. Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Substantially all of the Company’s cash and cash equivalents are held in one financial institution. As of June 30, 2002 and September 30, 2001, the carrying amounts of cash were $1,206,988 and $1,524,026, respectively, and the bank balances were $1,210,026 and $1,764,047, respectively, of which $100,000 was FDIC insured. Accounts receivable are typically unsecured and derived primarily from customers located in the United States and Hong Kong. The Company performs ongoing credit evaluations of its customers and will maintain reserves for potential credit losses as the need arises.

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

	North	Asia
	America	Pacific

For the nine months ended June 30, 2001:
Net revenues	$1,966,413	$772,840
Long lived assets	3,704,417	1,469,021
For the nine months ended June 30, 2002:
Net revenues	2,344,347	738,135
Long lived assets	5,684,906	768,357

Note B — Liquidity

     During the quarter ended June 30, 2002, the Company received $813,350 in proceeds from assets seized from the Company’s former transfer agent and her accomplice (See Note C-2), received proceeds of $752,000 from the exercise of previously issued options and warrants to purchase 2,030,000 shares of common stock, and obtained a commitment for up to $4 million in additional financing (see Note E-2) of which $1.8 million, net of $500,000 in costs, were received by June 30, 2002. Another $700,000 is to be provided following approval of the terms of the transaction by the Company’s shareholders, $540,000 is committed 45 days thereafter, and the final $1 million is committed if requested by the Company’s board on thirty days notice, at any time between 60 days and nine months subsequent to closing or termination of the Category 5 merger (see Note G).

     As of June 30, 2002, the Company had current assets of $2,305,688 and current liabilities of $4,367,907, respectively. This represents a working capital deficit of $2,062,219. The negative working capital balance includes as current liabilities approximately $800,000 of deferred revenues as well as a payment of $500,000 due October 1, 2002 on a promissory note issued in connection with the acquisition of substantially all of the assets of Radical Communication, Inc. in September 2001.

     During the quarter ended June 30, 2002, the Company took further steps to reduce monthly cash operating expenses. Management currently estimates that cash operating expenses are approximately $600,000 per month. Over the past year revenues have averaged nearly $300,000 per month and during the quarter ended June 30, 2002, revenues increased to an average of $412,000 per month. Although the Company believes that as a result of an existing backlog of contracts and anticipated new contracts, monthly revenues will continue to increase over time, there can be no assurances that this will happen. Based on the current operating plan, available cash, and financing commitments currently in place, the Company may need to obtain additional financing prior to December 31, 2002. This need may also be eliminated with the resources available from the combined business of MindArrow and Category 5, should the proposed merger be consummated.

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

MindArrow Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note C — Commitments and Contingencies

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

     In May 2002, the Company moved its corporate offices from Aliso Viejo to Huntington Beach, California and is currently in default on the Aliso Viejo lease. The Company is in litigation with the landlord and has accordingly accrued for back rent and estimated settlement costs totaling approximately $521,000 included in “Accounts payable and accrued liabilities” on the accompanying consolidated balance sheet.

2. Transfer Agent Fraud

     In October 2001, the Company received approximately $3.6 million in cash of assets seized from the Company’s former transfer agent and her accomplice. Accordingly, the Company issued an aggregate of 764,381 shares of common stock to two shareholders who had previously contributed for cancellation by the Company 1,107,951 shares owned by them. In December 2001, the Company received two seized automobiles valued at $90,000 and issued an additional 18,779 shares of common stock to the contributing shareholders in March 2002. In May 2002, the Company received $798,350 in cash from the seized assets and accordingly issued an additional 177,411 shares to the contributing shareholders. In June 2002, the Company received one seized automobile valued at $15,000 and will issue an additional 3,177 shares to the contributing shareholders.

     At sentencing hearings in April and July 2002, the perpetrators were ordered to pay to the Company $10.9 million in restitution in addition to amounts already received. Of that amount, $509,000 is due prior to December 31, 2002. In addition, the Company continues to pursue recovery of the loss it incurred as a result of the fraud perpetrated against the Company, and the Audit Committee of the Company’s Board of Directors has retained special counsel to assist it in pursuing potential sources of recovery. Eight individuals and twelve entities have been named as defendants in lawsuits initiated by the Company. The Company cannot predict whether or when it will obtain any additional recovery. Because of the uncertainties surrounding recoveries, the Company will not record the impact of recoveries until amounts or assets are received. The recovery on transfer agent fraud of $4,354,716 on the accompanying consolidated statement of operations is net of approximately $127,000 of legal and other costs associated with pursuing recovery of assets.

Note D — Notes Payable

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

     In late March 2002, the Company received a $250,000 bridge loan. The bridge loan accrued interest at the rate of 24.9% per annum, was secured by any amounts recovered in connection with the transfer agent fraud (Note C), and matured on the earlier of May 28, 2002, or the release of those forfeiture

MindArrow Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

proceeds. As consideration for entering into the bridge loan the Company issued detachable warrants to purchase up to 250,000 shares of common stock at an exercise price of $0.58 per share. The warrants were valued at $35,000 as computed using the Black-Scholes option pricing model. The Company also paid a commitment fee of $12,500 and issued 25,000 shares of common stock valued at $0.53 per share. For the quarter ended June 30, 2002, the Company included $57,712 in interest expense on the accompanying consolidated statement of operations as amortization of the total discount on the bridge note of $60,750. The bridge loan was repaid in full in May 2002.

     In April 2002, the Company received additional bridge loans in the amount of $550,000. The bridge loans accrued interest at the rate of 15% per annum, and were secured by any amounts recovered in connection with the transfer agent fraud (Note C) and the Company’s receivables and patents. The notes matured on the earlier of the release of forfeiture proceeds or various dates through July 10, 2002. As consideration for entering into the bridge loans the Company issued detachable warrants to purchase up to 275,000 shares of common stock at exercise prices from $0.64 to $0.74 per share. For the quarter ended June 30, 2002, the Company included $45,570 in interest expense on the accompanying consolidated statement of operations as amortization of the total discount on the bridge notes. The bridge loans were repaid in full in May 2002.

Note E — Stockholders’ Equity

1. Preferred Stock Conversions

     During the nine months ended June 30, 2002, 971,387 and 897,000 shares of Series B and Series C preferred stock, respectively, were converted into 1,236,016 and 2,357,731 shares of common stock, respectively, pursuant to the conversion rights of the Series B and Series C preferred stockholders and the agreement of all preferred shareholders to convert their shares upon the first closing of financing in June 2002 (see Note E-2). As an inducement for converting their preferred shares, and giving up their liquidation preference of approximately $27.7 million, the preferred shareholders received an additional 1,024,815 shares of common stock, valued at $532,904, and 1,024,815 warrants to purchase common stock at $1.00 per share, valued at $51,241, as computed using the Black-Scholes option pricing model. This amount is reflected as a stock dividend on the accompanying consolidated statement of operations. As of June 30, 2002, there were no remaining shares of Series B or Series C preferred stock.

2. Common Stock

     In December 2001, the Company conducted a private placement of common stock and 2,500,000 shares of common stock were sold, raising gross proceeds of $1,500,000. The net proceeds from the offering, after repayment of the $350,000 bridge loan and payment of offering fees and expenses of approximately $202,000, was used by the Company for general working capital purposes. In connection with the private placement, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $1.00 per share. The fair value of the warrants as computed using the Black-Scholes option pricing model was $95,000.

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

MindArrow Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

     During the quarter ended June 30, 2002, the board approved the reduction in the price of a previously-issued warrant for 2,000,000 shares from $2.00 per share to $0.37 per share, in exchange for the immediate exercise thereof. Net proceeds amounted to $740,000 in cash to the Company and recognition of compensation expense of $60,000. Additionally, 30,000 shares were issued upon option exercises resulting in total proceeds of $12,000.

     In addition, in June 2002, the Company obtained a commitment for up to $4 million in financing by offering up to 10 million shares of common stock at a price of $0.40 per share. The Company received an initial $1.8 million in proceeds, net of approximately $500,000 in costs, and issued 4,400,000 shares during the quarter ended June 30, 2002. The stock purchase agreement, as amended in July 2002, calls for $700,000 to be provided following approval of the terms of the transaction by the Company’s shareholders, $540,000 within 45 days thereafter, and the final $1 million if requested by the Company’s board on thirty days notice, at any time between 60 days and nine months subsequent to closing or termination of the Category 5 merger (see Note G).

3. Warrants

     During the nine months ended June 30, 2002, the Company issued to consultants warrants to purchase 2,056,000 shares of common stock. The warrants are exercisable at prices ranging from $0.75 per share to $2.00 per share, vest through March 2002 or upon meeting defined performance targets, and expire from November 2002 through November 2004.

     The Company recognizes compensation expense based on the fair value of the warrants, as computed using the Black-Scholes option pricing model. The Company recognized compensation expense of $166,650 for the nine months ended June 30, 2002.

     In connection with the additional financing commitments made during the quarter ended June 30, 2002, the Company issued warrants to purchase 7,100,000 shares of common stock. 1,100,000 of the warrants are exercisable at 60% of the average closing price of our stock if and when the Company’s stock trades for 20 consecutive days below $0.40 per share, 2,400,000 are exercisable at $0.50 per share, 1,200,000 are exercisable at $0.75 if and when the Company’s stock trades for 20 consecutive days above an average closing price of $1.50 per share, 1,200,000 are exercisable at $1.00 per share after June 12, 2003, and 1,200,000 are exercisable at $1.25 per share after December 12, 2003. The Company recognized financing costs of $853,000 during the quarter ended June 30, 2002 based on the fair value of the vested warrants as computed using the Black-Scholes option pricing model.

     In November 2001, the Company issued warrants to purchase 80,000 shares of common stock at an exercise price of $0.10 per share as settlement of a liability. The fair value of the warrants as computed using the Black-Scholes option pricing model was $52,800.

4. Options

     During the nine months ended June 30, 2002, the Company granted options to purchase 2,740,820 shares of common stock to employees, consultants and directors of the Company under the 1999 and 2000 Stock Option Plans at a weighted average exercise price of $0.68 per share. Under the 1999 and 2000 Stock Option Plans, 1,562,208 options expired during the nine months ended June 30, 2002, and 40,000 options were exercised.

Note F — Due to Related Parties

     During the quarter ended March 31, 2002, an executive officer, who is also a shareholder, loaned the Company $50,000. This amount was repaid in full during the quarter ended June 30, 2002.

MindArrow Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note G — Subsequent Events

     On July 12, 2002, the Company signed an agreement to merge with Category 5 Technologies Inc. (“C5”), a company that provides marketing tools and commerce-enabling technologies, primarily for small- to medium-sized businesses.

     Under the proposed terms of the merger, each outstanding share of C5 will be exchanged for 2.3 shares of the Company’s stock, such that the total number of shares to be issued to C5 stockholders will equal 55% of the total issued, outstanding shares of common stock of the Company (on a common equivalent basis) immediately after the merger.

     C5 stockholders will also be granted additional warrants that would vest should C5’s ePenzio and Bring It Home businesses meet certain financial targets. If such warrants vest, C5 stockholders would own 60% of total issued, outstanding shares of common stock of the Company (on a common equivalent basis) immediately after the merger. Completion of the merger is subject to approval by the shareholders of each company and other customary closing conditions.

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

     Through June 30, 2002, our revenues were derived from the production and delivery of rich media messages as well as software license fees. Production services include theme development, design and layout, video production, special effects, hyperlink page design and creation, reporting and strategy consultation.

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

We may need additional financing

     The capital requirements associated with developing our network and corporate infrastructure have been and will continue to be significant. We have been substantially dependent on private placements of our equity securities to fund such requirements.

     At June 30, 2002, we had available cash of approximately $1.2 million and negative working capital of approximately $2.0 million. This negative working capital balance includes as current liabilities approximately $800,000 of deferred revenues as well as a payment of $500,000 due October 1, 2002 on a promissory note issued in connection with our acquisition of substantially all of the assets of Radical Communication, Inc. in September 2001. In addition, during the quarter ended June 30, 2002, we took further steps to reduce monthly cash operating expenses. We currently estimate that our cash operating expenses are approximately $600,000 per month. Over the past year our revenues have averaged nearly $300,000 per month and during the quarter ended June 30, 2002, revenues increased to an average of $412,000 per month. Although we believe that as a result of an existing backlog of contracts and anticipated new contracts, our monthly revenues will continue to increase over time, there can be no assurance that this will happen. Based on our current operating plan, available cash, and financing commitments currently in place, we estimate that we may need to obtain additional financing prior to December 31, 2002. This need may also be eliminated with the resources available from the combined business of MindArrow and Category 5 Technologies, should the proposed merger be consummated. In their report on our consolidated financial statements for the year ended September 30, 2001, our auditors expressed significant doubt about our ability to continue as a going concern. THERE CAN BE NO

ASSURANCE THAT ANY ADDITIONAL FINANCING WILL BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL. IF WE ARE UNSUCCESSFUL IN RAISING ADDITIONAL FUNDS, OUR LIQUIDITY POSITION WILL BE MATERIALLY AND ADVERSELY AFFECTED AND WE COULD BE REQUIRED TO MAKE DRASTIC COST REDUCTIONS, WHICH WOULD NEGATIVELY IMPACT OUR OPERATIONS.

     Although we believe our assumptions underlying our operating plan to be reasonable, we lack the operating history of a more seasoned company and there can be no assurance that our forecasts will prove accurate. In the event that our plans change, our assumptions change or prove inaccurate, if the committed financing fell through, if the proposed merger does not close, or if future private placements, other capital resources and projected cash flow otherwise prove to be insufficient to fund operations, we could be required to seek additional financing sooner than currently anticipated. To the extent that we are able to raise additional funds and it involves the sale of our equity securities, the interests of our shareholders could be substantially diluted.

Results of operations

     For the three and nine months ended June 30, 2002 and 2001, revenues totaled $1,236,345 and $3,082,482, respectively, compared to $822,729 and $2,739,253 for the corresponding periods in fiscal 2001. The increase of 50% and 13% from the same periods of the previous year was primarily due to recognition of revenue on a large custom software development engagement as well as other large engagements.

     For the three and nine months ended June 30, 2002, our net loss available to common stockholders was $2,397,464, or $0.12 per share, and $4,652,347, or $0.27 per share, respectively, after giving effect to the value of the shares issued in exchange for the conversion of preferred stocks which has been treated as a stock dividend. For the three and nine months ended June 30, 2002, our net loss was $1,813,319, or $0.09 per share, and $4,068,202, or $0.23 per share, respectively, compared to $3,292,632, or $0.30 per share, and $31,803,636, or $3.00 per share for the corresponding periods in fiscal 2001. The decrease in loss of 45% and 87% from the same periods in the prior year can be attributed to the loss on transfer agent fraud recorded in fiscal 2001 in addition to recoveries on transfer agent fraud and cost cutting measures implemented in fiscal 2002.

     For the quarter ended June 30, 2002, operating expenses of $3,725,649 included non-cash charges of: $753,963 for depreciation and amortization; $60,000 of stock-based compensation, and $28,333 for loan forgiveness. In addition, the following non-recurring amounts were also included: $804,308 in connection with relocating our offices and approximately $110,000 in facilities-related costs that will be eliminated in future quarters; $157,472 of personnel costs related to severance and reinstatement of back salaries; and approximately $45,000 of financing-related Nasdaq fees. This results in recurring cash-based expenses of $1,766,573 for the quarter, or approximately $589,000 per month.

     In October 2001, we received approximately $3.6 million in cash that was seized from the Company’s former transfer agent and her accomplice. Accordingly, we issued an aggregate of 764,381 shares of common stock to two of our shareholders who had previously contributed for cancellation by the Company 1,107,951 shares owned by them. In December 2001, we received two seized automobiles valued at $90,000 and issued an additional 18,779 shares of common stock to the contributing shareholders. In May 2002, we received an additional $798,350 in seized cash, and we issued 177,411 shares of common stock to the contributing shareholders. In June 2002, the Company received one seized automobile valued at $15,000 and will issue an additional 3,177 shares to the contributing shareholders. At sentencing hearings in April and July 2002, the perpetrators were ordered to pay to the Company $10.9 million in restitution in addition to amounts already received. Of that amount, $509,000 is due prior to December 31, 2002. We continue to pursue potential sources of recovery of the loss incurred as a result of the fraud and the Audit Committee of the Board of Directors has retained special counsel to assist it in pursuing potential sources of recovery and we have filed civil litigation seeking restitution and unspecified damages. We cannot predict whether or when we will obtain any additional recovery, including any recovery of the remaining seized assets held by the authorities. Because of the uncertainties surrounding recoveries, we will not record the impact of recoveries until amounts or assets are received. The recovery on transfer agent fraud of $4,354,716 on the accompanying consolidated statement of operations is net of approximately $127,000 of legal and other costs associated with pursuing recovery of assets for the nine months ended June 30, 2002.

     Development expenses consist primarily of salaries and related expenses for software engineers and other technical personnel, including consultants, and were focused on continued advancements in multimedia communication technology and continued development of MindArrow Messenger and integrating technology acquired in the Control Commerce and Radical Communication acquisitions. Total development costs for the three and nine months ended June 30, 2002 amounted to $500,961 and $2,082,558, respectively, compared to $621,786 and $2,144,665 for the corresponding periods in fiscal 2001. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term success. During the quarter ended June 30, 2002, we completed certain development initiatives and subsequently reduced costs significantly. Accordingly, we expect research and development costs to decrease in terms of both absolute dollars and as a percentage of revenues.

     Production efforts focused on building a team of creative design and client service personnel to produce rich media messages and help our clients implement our MindArrow Messenger and RadicalMail software suites. Total production costs for the three and nine months ended June 30, 2002 amounted to $370,374 and $1,358,977, respectively, compared to $431,082 and $1,301,044 for the corresponding periods in fiscal 2001.

     Sales and marketing expenses for the three and nine months ended June 30, 2002 amounted to $673,104 and $2,327,443, respectively, compared to $1,205,964 and $4,969,565 for the corresponding periods in fiscal 2001. The expenses consisted primarily of salaries and related expenses for developing our direct and reseller organizations, as well as marketing expenses designed to create and promote brand awareness. The 44% and 53% decrease from the same periods in the prior year can be attributed to cost-cutting measures and shifting resources to relationship-based sales efforts from broader, branding-based marketing. To that end, we’ve added several senior sales and marketing executives to our team that bring significant industry experience and relationships. We intend to leverage these relationships while aggressively managing our costs of selling.

     General and administrative costs amounted to $622,939 and $2,186,497 for the three and nine months ended June 30, 2002, respectively, compared to $1,022,201 and $4,644,713 for the corresponding periods in fiscal 2001. The costs primarily included salaries and related expenses for administrative, finance and human resources personnel, professional fees and other costs of operating as a public company. The 39% and 53% decrease from the same periods in the prior year can be attributed to cost cutting measures. Included in the amount for the nine months ended June 30, 2001 is a one time charge of approximately $1.2 million related to the termination of one employment contract and two consulting contracts with former executive officers. Included in the amount for the quarter ended June 30, 2002, are non-cash charges of $60,000 of stock-based compensation and $28,333 for loan forgiveness. In addition, the following non-recurring amounts were also included: approximately $110,000 in facilities-related costs that will be eliminated in future quarters; $157,472 of personnel costs related to severance and reinstatement of back salaries; and approximately $45,000 of financing-related Nasdaq fees. During the quarter ended June 30, 2002, increased efficiencies in our processes permitted us to reduce future legal, facilities and administrative costs. Accordingly, we expect general and administrative costs to decrease accordingly.

     In May 2002, the Company moved their corporate offices from Aliso Viejo, California to Huntington Beach, California. In connection with this move, the Company recorded losses of approximately $411,000 related to the disposal or write-down of leasehold improvements, furniture and equipment. Additionally, the Company is currently in default on the Aliso Viejo lease and in litigation with the landlord. Estimated settlement costs of approximately of $393,000 have been included in the quarter ended June 30, 2002.

Recent financings

     In June 2002, the Company obtained a commitment for up to $4 million in financing by offering up to 10 million shares of common stock at a price of $0.40 per share. The Company received an initial $1.8 million in proceeds, net of approximately $500,000 in costs, and issued 4,400,000 shares during the quarter ended June 30, 2002. The stock purchase agreement, as amended in July 2002, calls for $700,000 to be provided following approval of the terms of the transaction by the Company’s shareholders, $540,000 within 45 days thereafter, and the final $1 million if requested by the Company’s board on thirty days notice, at any time between 60 days and nine months subsequent to closing or termination of the Category 5 merger. The Company has also entered into advisory and consulting agreements with the investor to provide strategic consulting and other services, in return for the issuance of warrants to purchase up to 9 million shares of the Company’s common stock, at prices ranging from $0.50 to $1.25. Should all warrants in connection with these transactions be exercised, the Company would receive an additional $7.5 million in cash.

     In April 2002, the Company received bridge loans in the amount of $550,000 which were repaid in full in May 2002. The bridge loans accrued interest at the rate of 15% per annum, and were secured by any amounts recovered in connection with the transfer agent fraud, the Company’s receivables and patents. The notes matured on the earlier of the release of forfeiture proceeds or various dates through July 10, 2002. As consideration for entering into the bridge loans the Company issued detachable warrants to purchase up to 275,000 shares of common stock at exercise prices from $0.64 to $0.74 per share.

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

     In December 2001, we received a $350,000 bridge loan, accruing interest at 10% per annum that was repaid in full in December 2001. As consideration for entering into the bridge loan, we issued a warrant to purchase up to 50,000 shares of our common stock at an exercise price of $1.15 per share, and paid a placement fee of $17,500.

     In December 2001, we conducted a private placement of our common stock to raise capital in which we sold a total of 2,500,000 shares of our common stock, raising gross proceeds of $1,500,000. The net proceeds from the offering, after repayment of the $350,000 bridge loan and payment of offering fees and expenses of approximately $202,000, was used by the Company for general working capital purposes. KSH Investment Group, Inc. acted as the placement agent for the private placement. As partial consideration for KSH’s services, we issued to KSH warrants to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share.

Liquidity and sources of capital

     At June 30, 2002, we had available cash of approximately $1.2 million and negative working capital of approximately $2.0 million. This negative working capital balance includes as current liabilities approximately $800,000 of deferred revenues as well as a payment of $500,000 due October 1, 2002 on a promissory note issued in connection with our acquisition of substantially all of the assets of Radical Communication, Inc. in September 2001. In addition, during the quarter ended June 30, 2002, we took further steps to reduce monthly cash operating expenses. We currently estimate that our cash operating expenses are approximately $600,000 per month. Over the past year our revenues have averaged nearly $300,000 per month and during the quarter ended June 30, 2002, revenues increased to an average of

$412,000 per month. Although we believe that as a result of an existing backlog of contracts and anticipated new contracts, our monthly revenues will continue to increase over time, there can be no assurance that this will happen. Based on our current operating plan, available cash, and financing commitments currently in place, we estimate that we may need to obtain additional financing prior to December 31, 2002. This need may also be eliminated with the resources available from the combined business of MindArrow and Category 5 Technologies, should the proposed merger be consummated.

     As of June 30, 2002 and September 30, 2001, we had current assets of $2,305,688 and $2,266,319, respectively, and current liabilities of $4,367,907 and $6,134,462, respectively. This represents a working capital deficit of $2,062,219 and $3,868,143 at June 30, 2002 and September 30, 2001, respectively.

     For the nine months ended June 30, 2002, $1,070,255 was used in operations compared to $8,308,278 for the nine months ended June 30, 2001. The 87% decrease in cash used in operations resulted from the recoveries from the transfer agent fraud and from reductions in costs in all areas. For the nine months ended June 30, 2002, $47 was provided by investing activities compared to $181,533 during the nine months ended June 30, 2001. During the nine months ended June 30, 2002, $931,820 was provided by financing activities compared to $62,517 used in financing activities during the nine months ended June 30, 2001.

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

We may need additional financing

     The capital requirements associated with developing our network and corporate infrastructure have been and will continue to be significant. We have been substantially dependent on private placements of our equity securities to fund such requirements.

     At June 30, 2002, we had available cash of approximately $1.2 million and negative working capital of approximately $2.0 million. This negative working capital balance includes as current liabilities approximately $800,000 of deferred revenues as well as a payment of $500,000 due October 1, 2002 on a promissory note issued in connection with our acquisition of substantially all of the assets of Radical Communication, Inc. in September 2001. In addition, during the quarter ended June 30, 2002, we took further steps to reduce monthly cash operating expenses. We currently estimate that our cash operating expenses are approximately $600,000 per month. Over the past year our revenues have averaged nearly $300,000 per month and during the quarter ended June 30, 2002, revenues increased to an average of $412,000 per month. Although we believe that as a result of an existing backlog of contracts and anticipated new contracts, our monthly revenues will continue to increase over time, there can be no assurance that this will happen. Based on our current operating plan, available cash, and financing commitments currently in place, we estimate that we may need to obtain additional financing prior to December 31, 2002. This need may also be eliminated with the resources available from the combined business of MindArrow and Category 5 Technologies, should the proposed merger be consummated. In their report on our consolidated financial statements for the year ended September 30, 2001, our auditors expressed significant doubt about our ability to continue as a going concern. THERE CAN BE NO ASSURANCE THAT ANY ADDITIONAL FINANCING WILL BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL. IF WE ARE UNSUCCESSFUL IN RAISING ADDITIONAL FUNDS, OUR LIQUIDITY POSITION WILL BE MATERIALLY AND ADVERSELY AFFECTED AND WE COULD BE REQUIRED TO MAKE DRASTIC COST REDUCTIONS, WHICH WOULD NEGATIVELY IMPACT OUR OPERATIONS.

     Although we believe our assumptions underlying our operating plan to be reasonable, we lack the operating history of a more seasoned company and there can be no assurance that our forecasts will prove accurate. In the event that our plans change, our assumptions change or prove inaccurate, if the committed financing fell through, if the merger does not close, or if future private placements, other capital resources and projected cash flow otherwise prove to be insufficient to fund operations, we could be required to seek additional financing sooner than currently anticipated. To the extent that we are able to raise additional funds and it involves the sale of our equity securities, the interests of our shareholders could be substantially diluted.

Recent actions that we have taken may negatively impact our ability to achieve our business objectives

     In order to manage our liquidity and cash position, over the past year we have had to implement certain cost cutting measures, including reductions in force of 68 employees. After these staff reductions, as of June 30, 2002, we had 51 full time employees worldwide. Although these cost cutting measures have improved our short-term cash requirements, they may negatively impact our ability to grow our business and achieve our business objectives.

We cannot assure you that our common stock will continue to be listed on the Nasdaq SmallCap Market

     On February 14, 2002, MindArrow received notice from Nasdaq that MindArrow’s common stock had closed below a required minimum bid price of $1.00 per share for a period of 30 consecutive trading days. In accordance with Nasdaq rules, MindArrow had 180 calendar days, or until August 13, 2002, to regain compliance with the minimum bid price requirement. In addition, Nasdaq may regard the proposed merger with Category 5 as a “reverse merger”, which would require under Nasdaq rules that the combined company qualify for initial inclusion on the Nasdaq SmallCap Market immediately following the merger. Although Nasdaq has not definitively informed MindArrow that the proposed merger would constitute a “reverse merger”, it is possible that Nasdaq could take this position prior to closing. We are seeking approval for the reverse stock split in order to assure that the combined company meets all of the requirements for initial inclusion on the Nasdaq SmallCap Market. However, there can be no assurance that, whether or not the merger and the reverse stock split are consummated, MindArrow’s common stock would continue to trade on the Nasdaq SmallCap Market. If our common stock is delisted from the Nasdaq SmallCap Market, it will become significantly less liquid and may decline significantly in price.

Our limited operating history makes evaluation of our business difficult

     Our business was formed as eCommercial.com in March 1999 and we were a development-stage company through December 31, 1999. In January 2000, principal operations commenced. We have recorded a cumulative net loss of approximately $57 million through June 30, 2002 (including $18.6 million attributable to the non-cash portion of the non-operating loss on transfer agent fraud) and anticipate recording losses in the near term. Accordingly, we have a limited operating history on which to base our evaluation of current business and prospects. Our short operating history makes it difficult to predict future results, and there are no assurances that our revenues will increase, or that we will achieve or maintain profitability or generate sufficient cash from operations in future periods.

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

     We intend to consider acquisitions of businesses and technologies on an opportunistic basis, for example, our acquisitions of Control Commerce, Inc. and Radical Communication, Inc. Acquisitions of businesses and technologies involve numerous risks, including the diversion of management attention, difficulties in assimilating the acquired operations, loss of key employees from the acquired company, and difficulties in transitioning key customer relationships. In addition, these acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time expenses and the creation of goodwill or other intangible assets that result in significant amortization expense and impairment charges. Any acquisition may not provide the benefits originally anticipated, and there may be difficulty in integrating the service offerings and customer and supplier relationships gained through acquisitions with our own. Although we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, such unexpected liabilities nevertheless may accompany such acquisitions. We cannot guarantee that we will successfully identify attractive acquisition candidates, complete and finance additional acquisitions on favorable terms, or integrate the acquired businesses or assets into our own. Any of these factors could materially harm our business or our operating results in a given period.

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

Our stock price has been and may continue to be volatile

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, on May 9, 2001, our common stock closed at $2.00 per share, and on April 18, 2002, our common stock closed at $0.37 per share. On July 31, 2002, our common stock closed at $0.42 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

•	the average daily trading volume of our common stock;

•	actual or anticipated variations in quarterly operating results and our need for additional financing to fund our continuing operations;

•	announcements of technological innovations, new products or services by us or our competitors;

•	the addition or loss of strategic relationships or relationships with our key customers;

•	conditions or trends in the Internet, streaming media, media delivery, and online commerce markets;

•	changes in the market valuations of other Internet, online service, or software companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	sales of our common stock and legal or regulatory developments;

•	additions or departures of key personnel;

•	our failure to obtain additional financing on satisfactory terms, or at all; and

•	general market conditions.

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

Future sales of our common stock may depress our stock price

     Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of June 30, 2002, we had 28,421,878 shares of common stock outstanding. A significant number of these shares are not publicly traded but are available for immediate resale to the public. We also have reserved shares of our common stock as follows:

•	12,629,305 shares are reserved for issuance upon the exercise of warrants;

•	2,475,000 shares are reserved for issuance under our 1999 Stock Option Plan; and

•	1,997,500 shares are reserved for issuance under our 2000 Stock Option Plan.

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

We have a limited operating history in international markets

     We have only limited experience in operating in international markets. Although we have distributed our products and services internationally since August 1999, we had no experience in international operations prior to the acquisition of our Hong Kong-based subsidiary, MindArrow Asia Ltd., in April 2000. Through June 2002, we have recognized approximately $2.0 million of revenue related to our international operations in eastern Asia. There can be no assurance that our international operations will be successful.

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

     Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. As of June 30, 2002, our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held at one financial institution. We do not use derivative financial instruments in our investment portfolio.

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

     The Company is the plaintiff in civil litigation seeking recovery of restitution and unspecified damages arising from the fraud perpetrated against the Company by its former transfer agent.

     The Company has been named as a defendant in a lawsuit filed by our former landlord on April 12, 2002 with the Superior Court of California, County of Orange, resulting from default of payment on the Company’s Aliso Viejo office lease. The Company vacated the space in May 2002 and owes back rent and expenses of approximately $128,000. We anticipate additional settlement costs to be approximately $393,000 and have included these costs in the quarter ended June 30, 2002.

     The Company is also a defendant in a lawsuit filed by Sunrise International Leasing Corporation with the District Court, Fourth Judicial District, in the County of Hennepin, Minnesota, on May 6, 2002, for default of payment and breach of lease on two equipment leases. The plaintiff is seeking return of the equipment, together with monetary damages in the amount of $170,850, costs and attorney fees. The Company anticipates returning the equipment and settling for damages, the full amount of which have been included with accounts payable and accrued liabilities at June 30, 2002.

     The Company is also a defendant in a lawsuit filed by EMC Corporation with the Orange County Superior Court on July 11, 2002, for failure of payment on equipment. The plaintiff is seeking monetary damages in the amount of $117,526. The Company anticipates settling for damages, the full amount of which have been included with accounts payable and accrued liabilities at June 30, 2002.

Item 2. Changes in Securities and Use of Proceeds

     In April 2002, in connection with a bridge financing, we issued warrants to purchase 275,000 shares of common stock at exercise prices from $0.64 to $0.74 per share. The warrants issued in connection with the bridge loan were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

     In June 2002, as an inducement for converting their preferred shares, and giving up their liquidation preference of approximately $27.7 million, the preferred shareholders received an additional 1,024,815 shares of common stock, valued at $532,904, and 1,024,815 warrants to purchase common stock at $1.00 per share. The common stock issued, and the warrants issued in connection with the converted preferred shares were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

     In June 2002, the Company obtained a commitment for up to $4 million in additional financing by offering up to 10 million shares of common stock at a price of $0.40 per share. The Company received an initial $1.8 million in proceeds, net of approximately $500,000 in costs, and issued 4,400,000 shares during the quarter ended June 30, 2002. The Company has also entered into advisory and consulting agreements with the investor to provide strategic consulting and other services, in return for the issuance of up to 9 million warrants to purchase the Company’s common stock, at prices ranging from $0.50 to $1.25. Should all warrants in connection with these transactions be exercised, the Company would receive an additional $7.5 million in cash. The common stock issued, and the warrants issued in connection with the financing were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

2.1	Agreement and Plan of Merger, dated as of July 12, 2002, among Category 5 Technologies, Inc., MindArrow Systems, Inc. and MindArrow Acquisition Corp.

10.1	Securities Purchase Agreement, dated June 12, 2002 (incorporated by reference to the same exhibit number under the Registrant’s Current Report on Form 8-K filed June 25, 2002).

10.2	Investors’ Rights Agreement, dated June 12, 2002 (incorporated by reference to the same exhibit number under the Registrant’s Current Report on Form 8-K filed June 25, 2002).

10.3	Registration Rights Agreement, dated June 12, 2002 (incorporated by reference to the same exhibit number under the Registrant’s Current Report on Form 8-K filed June 25, 2002).

10.4	Advisory Warrant, dated June 12, 2002, to purchase up to 1,500,000 shares of common stock (incorporated by reference to the same exhibit number under the Registrant’s Current Report on Form 8-K filed June 25, 2002).

10.5	Consulting Warrant, dated June 12, 2002, to purchase up to 6,000,000 shares of common stock (incorporated by reference to the same exhibit number under the Registrant’s Current Report on Form 8-K filed June 25, 2002).

10.6	Form of Re-Set Warrant, dated June 12, 2002, to purchase up to 2,500,000 shares of common stock (incorporated by reference to the same exhibit number under the Registrant’s Current Report on Form 8-K filed June 25, 2002).

10.7	Exclusivity Warrant, dated May 10, 2002, to purchase up to 1,500,000 shares of common stock (incorporated by reference to the same exhibit number under the Registrant’s Current Report on Form 8-K filed June 25, 2002).

10.8	Advisory Agreement, dated as of June 12, 2002, between the Registrant and East-West Capital Associates, Inc. (incorporated by reference to the same exhibit number under the Registrant’s Current Report on Form 8-K filed June 25, 2002).

10.9	Strategic Consulting Agreement, dated as of June 12, 2002, between the Registrant and East-West Capital Associates, Inc. (incorporated by reference to the same exhibit number under the Registrant’s Current Report on Form 8-K filed June 25, 2002).

10.10	Amendment to Agreements, dated as of July 29, 2002 (incorporated by reference to the same exhibit number under the Registrant’s Amendment to Current Report on Form 8-K/A filed July 29, 2002).

(b)  Reports on Form 8-K

1.	On June 25, 2002, MindArrow filed a report on Form 8-K reporting on the securities purchase agreement with East-West Capital Associates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MindArrow Systems, Inc. (Registrant)

Date: August 12, 2002	/s/ ROBERT I. WEBBER Robert I. Webber Chief Executive Officer, President, (Principal Executive Officer)

Date: August 12, 2002	/s/ MICHAEL R. FRIEDL Michael R. Friedl Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 12, 2002, among Category 5 Technologies, Inc., MindArrow Systems, Inc. and MindArrow Acquisition Corp.

10.1	Securities Purchase Agreement, dated June 12, 2002 (incorporated by reference to the same exhibit number under the Registrant’s Current Report on Form 8-K filed June 25, 2002).

10.2	Investors’ Rights Agreement, dated June 12, 2002 (incorporated by reference to the same exhibit number under the Registrant’s Current Report on Form 8-K filed June 25, 2002).

10.3	Registration Rights Agreement, dated June 12, 2002 (incorporated by reference to the same exhibit number under the Registrant’s Current Report on Form 8-K filed June 25, 2002).

10.4	Advisory Warrant, dated June 12, 2002, to purchase up to 1,500,000 shares of common stock (incorporated by reference to the same exhibit number under the Registrant’s Current Report on Form 8-K filed June 25, 2002).

10.5	Consulting Warrant, dated June 12, 2002, to purchase up to 6,000,000 shares of common stock (incorporated by reference to the same exhibit number under the Registrant’s Current Report on Form 8-K filed June 25, 2002).

10.6	Form of Re-Set Warrant, dated June 12, 2002, to purchase up to 2,500,000 shares of common stock (incorporated by reference to the same exhibit number under the Registrant’s Current Report on Form 8-K filed June 25, 2002).

10.7	Exclusivity Warrant, dated May 10, 2002, to purchase up to 1,500,000 shares of common stock (incorporated by reference to the same exhibit number under the Registrant’s Current Report on Form 8-K filed June 25, 2002).

10.8	Advisory Agreement, dated as of June 12, 2002, between the Registrant and East-West Capital Associates, Inc. (incorporated by reference to the same exhibit number under the Registrant’s Current Report on Form 8-K filed June 25, 2002).

10.9	Strategic Consulting Agreement, dated as of June 12, 2002, between the Registrant and East-West Capital Associates, Inc. (incorporated by reference to the same exhibit number under the Registrant’s Current Report on Form 8-K filed June 25, 2002).

10.10	Amendment to Agreements, dated as of July 29, 2002 (incorporated by reference to the same exhibit number under the Registrant’s Amendment to Current Report on Form 8-K/A filed July 29, 2002).