Form 10-Q
period 2002-09-30
AVALON DIGITAL MARKETING SYSTEMS INC
filed 2002-11-14
CIK 1095792

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

___________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-28403
___________________________

Avalon Digital Marketing Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0511097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2120 Main Street, Suite 200, Huntington Beach, CA 92648

(Address of principal executive offices)

(714) 536-6200

(Registrant’s telephone number, including area code)

MindArrow Systems, Inc.
Former fiscal year ended September 30

(Former name, former address and former fiscal year, if changed since last report)

___________________________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of each of the Registrant’s classes of common stock:

7,007,159

(Number of shares of common stock outstanding as of October 31, 2002)

Avalon Digital Marketing Systems, Inc.
Quarterly Report on Form 10-Q
For the three months ended September 30, 2002

INDEX

Part I.    Financial Information

NOTE:	Avalon Digital Marketing Systems, Inc. (“Avalon”) was formed as a result of a merger between MindArrow Systems, Inc. (“MindArrow”) and Category 5 Technologies, Inc. (“Category 5”) on September 30, 2002. MindArrow was the legal acquirer or Category 5, but because Category 5’s business was larger than MindArrow’s and because Category 5’s former stockholders own the majority of Avalon, generally accepted accounting principals require that Category 5 be treated as the acquirer for accounting and reporting purposes. Accordingly, the financial statements in this report reflect the following:

	•	Consolidated Balance Sheet as of September 30, 2002 — reflects post-merger Avalon.

	•	Consolidated Balance Sheet as of June 30, 2002 — reflects Category 5 only.

	•	Statements of Operations and Cash Flows for the Quarters Ended September 30, 2002 and 2001 — reflects Category 5 only.

	•	Pro forma combined information as if the merger had taken place at the beginning of the quarter is contained in the notes to financial statements.

In addition, references to the “Company” for periods prior to September 30, 2002 are intended to refer to Category 5 and its business.

Part II.    Other Information

Avalon Digital Marketing Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2002	June 30, 2002

	(unaudited)
ASSETS
Current assets:
Cash	$821,750	$298,272
Short term investments	—	1,000,000
Receivables, net
Contract	1,310,458	1,751,701
Trade	1,357,799	597,035
Retainages	365,993	272,782
Prepaid expenses and other current assets	314,151	265,629

Total current assets	4,170,151	4,185,419
Fixed assets, net	1,774,673	1,111,356
Identifiable intangible assets, net	8,585,632	1,962,356
Goodwill	16,735,421	2,187,947
Contract receivables — long term, net	2,543,831	3,400,363
Retainage receivables — long term, net	1,695,656	1,664,548
Other, net	166,769	74,118

Total assets	$35,672,133	$14,586,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,343,971	$1,527,314
Deferred revenue	1,304,034	299,537
Notes payable, current portion	2,036,823	1,783,997
Fair value allowance	293,232	757,677
Due to related parties	208,867	198,867
Deferred taxes	—	136,000

Total current liabilities	10,186,927	4,703,392

Long-term liabilities:
Capital lease obligation	—	87,695
Notes payable, net of current portion	500,000	—
Deferred taxes	—	1,008,000

Total long-term liabilities	500,000	1,095,695

Stockholders’ equity:
Common stock, $0.001 par value; 75,000,000 and 125,000,000 shares authorized, 6,969,659 and 1,659,286 shares issued and outstanding at September 30 and June 30, 2002, respectively	6,970	1,659
Additional paid-in capital	25,340,273	6,960,164
Retained earnings (deficit)	(362,037)	1,825,197

Total stockholders’ equity	24,985,206	8,787,020

Total liabilities and stockholders’ equity	$35,672,133	$14,586,107

The accompanying notes are an integral part of these statements.

Avalon Digital Marketing Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended

	September 30, 2002	September 30, 2001

	(unaudited)
Revenues	$3,304,808	$4,356,205
Cost of revenues	2,606,541	2,482,375

Gross profit	698,267	1,873,830

Operating expenses:
Selling, general and administrative	1,835,415	1,441,471
Bad debt expense	943,211	378,068
Depreciation and amortization	373,798	15,394

Total operating expenses	3,152,424	1,834,933

Income (loss) from operations	(2,454,157)	38,897
Write-down of short-term investment	(1,021,135)	—
Interest income	241,443	—
Interest expense	(97,385)	(4,050)

Net income (loss) before income taxes	(3,331,234)	34,847
(Provision) benefit for income taxes
Current	—	—
Deferred	1,144,000	—

Net income (loss)	$(2,187,234)	$34,847

Basic earnings (loss) per share	$(0.57)	$0.01

Diluted earnings (loss) per share	$(0.57)	$0.01

Shares used in computation of basic earnings (loss) per share	3,828,756	2,738,769

Shares used in computation of diluted earnings (loss) per share	3,828,756	2,738,769

The accompanying notes are an integral part of these statements.

Avalon Digital Marketing Systems, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock
			Additional	Retained
	Shares	Amount	Paid-In Capital	Earnings (Deficit)	Total

Balance, June 30, 2002	1,659,286	$1,659	$6,960,164	$1,825,197	$8,787,020
Recapitalization of the common stock of Category 5 Technologies, Inc.	2,157,072	2,157	(2,157)	—	—
Issuance of common stock pursuant to exercise of options and warrants	690	1	749	—	750
Common stock issued for services	18,975	19	59,656	—	59,675
Recapitalization and issuance of common stock for reverse acquisition of MindArrow Systems, Inc.	3,133,636	3,134	18,321,861	—	18,324,995
Net loss	—	—	—	(2,187,234)	(2,187,234)

Balance, September 30, 2002 (unaudited)	6,969,659	$6,970	$25,340,273	$(362,037)	$24,985,206

The accompanying notes are an integral part of these statements.

Avalon Digital Marketing Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended

	September 30, 2002	September 30, 2001

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,187,234)	$34,847
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Bad debt expense	943,211	378,068
Depreciation and amortization	373,798	15,394
Write-down of short-term investment	1,021,135	—
Fair value allowance	(464,446)	—
Amortization of debt discount and loan fees	46,509	—
Issuance of stock and options for services	59,675	210,000
Deferred tax benefit	(1,144,000)	—
Changes in operating assets and liabilities, net of effects of reverse acquisition of MindArrow Systems, Inc.
(Increase) decrease in contract receivables	744,757	(580,381)
Increase in trade receivables	(265,361)	(115,184)
Increase in retainages receivable	(225,130)	(88,344)
(Increase) decrease in prepaid expenses	30,701	(126,723)
(Increase) decrease in deposits	74,118	(50,000)
Increase (decrease) in accounts payable and accrued expenses	1,040,019	(7,354)
Increase in deferred revenue	330,274	39,264

Net cash provided by (used in) operations	378,026	(290,413)

Cash flows from investing activities:
Purchases of fixed assets	(783)	(15,029)
Net cash acquired in acquisition	36,485	—

Net cash provided by (used in) investing activities	35,702	(15,029)

Cash flows from financing activities:
Proceeds from line of credit	99,000	104,175
Borrowings (payments) on shareholder loan	10,000	(12,200)
Proceeds from exercise of stock options	750	—

Net cash provided by financing activities	109,750	91,975

Net increase (decrease) in cash	523,478	(213,467)
Cash, beginning of period	298,272	215,866

Cash, end of period	$821,750	$2,399

Cash paid for income taxes	$—	$—

Cash paid for interest	$18,612	$—

The accompanying notes are an integral part of these statements.

Avalon Digital Marketing Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A—The Company and Summary of Significant Accounting Policies

1.    Basis of Presentation

          Avalon Digital Marketing Systems, Inc. (“Avalon”) was formed as a result of a merger between MindArrow Systems, Inc. (“MindArrow”) and Category 5 Technologies, Inc. (“Category 5”) on September 30, 2002. MindArrow was the legal acquirer or Category 5, but because Category 5’s business was larger than MindArrow’s and because Category 5’s former stockholders own the majority of Avalon, generally accepted accounting principals require that Category 5 be treated as the acquirer for accounting and reporting purposes. Accordingly, the accompanying financial statements reflect the following:

•	Consolidated Balance Sheet as of September 30, 2002 — reflects post-merger Avalon.

•	Consolidated Balance Sheet as of June 30, 2002 — reflects Category 5 only.

•	Statements of Operations and Cash Flows for the Quarters Ended September 30, 2002 and 2001 — reflects Category 5 only.

•	Pro forma combined information as if the merger had taken place at the beginning of the quarter is contained in the notes to financial statements.

          In addition, references to the “Company” for periods prior to September 30, 2002 are intended to refer to Category 5 and its business.

          The accompanying consolidated financial statements have been prepared by Avalon Digital Marketing Systems, Inc. and subsidiaries (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 of Category 5, our predecessor company. The consolidated balance sheet at June 30, 2002 has been derived from the audited consolidated financial statements at that date.

          The Company was founded in 1998 as Executive Credit Services LLC and incorporated under the name ePenzio, Inc. in May 2000. On May 29, 2001, Network Investor Communications, Inc. (“NWIC”) acquired all of the outstanding shares of ePenzio, and effective July 23, 2001, NWIC changed its name to Category 5 Technologies, Inc. For accounting purposes the business combination with NWIC was treated as a reverse merger or a recapitalization of ePenzio, with ePenzio being treated as the accounting acquirer. On September 30, 2002, MindArrow Systems, Inc., a Delaware corporation, acquired all of the outstanding shares of Category 5 and changed its name to Avalon Digital Marketing Systems, Inc. For accounting purposes, the business combination with MindArrow was treated as a reverse acquisition, with Category 5 being the acquirer. The results of operations of MindArrow Systems, Inc. will be included in the consolidated financial statements of the Company beginning October 1, 2002. Accordingly, the accompanying consolidated statements of operations and cash flows reflect information for Category 5 only.

          In addition, on September 30, 2002, the Company effected a reverse stock split of the Company’s common stock at a ratio of one-for-ten, causing each outstanding share of common stock to convert automatically into one-tenth of a share of common stock. In lieu of fractional shares, stockholders will receive a cash payment based on the trading price of the common stock prior to the effectiveness of the

Avalon Digital Marketing Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

reverse split. Stockholders’ equity has been restated to give retroactive recognition to the reverse split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital. All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.

          Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

          The Company develops and provides software and services that enable its clients to communicate and sell more effectively and efficiently over the web, via email, and through other digital channels.

          The business is divided between the Small Business and Large Enterprise divisions. The Small Business division has been the primary source of our historical revenues, and provides small businesses with merchant services and digital marketing software, primarily marketed through seminars. The Small Business division consists of Category 5’s subsidiaries, ePenzio, Inc., Bring it Home, Inc. and Olympus Financial, Inc.

          The Large Enterprise division provides customized software and professional services to large companies. The addition of MindArrow’s technology, personnel and customer base significantly increases the capabilities and contribution of the Large Enterprise division. The Large Enterprise division consists of the former MindArrow, MindArrow Asia, Ltd. and former Category 5 subsidiary, CaptureQuest, Inc.

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

5.    Concentration of Credit Risk

          Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Substantially all of the Company’s cash and cash equivalents are held in two financial institutions. As of September 30 and June 30, 2002, the carrying amounts of cash were $821,750 and $298,272, respectively, and the bank balances were $743,650 and $289,737, respectively, of which $200,000 was FDIC insured.

          Accounts receivable are typically unsecured and derived primarily from customers located in the United States and Hong Kong. The Company performs ongoing credit evaluations of its customers and will maintain reserves for potential credit losses as the need arises.

Avalon Digital Marketing Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

          In the normal course of business the Company sells certain of its receivables to financing companies. The Company’s sales of receivables to financing companies include recourse provisions, which are deemed non-hedging derivatives pursuant to the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging.” The purpose of the limited recourse provisions are normal in the course of business and are meant to facilitate the sale of receivables to financing companies. The fair value of the recourse liability has been determined using a best estimate method, and the fair value estimate was based on historical recourse rates experience by the Company. The fair value of the recourse obligation at September 30 and June 30, 2002 is $293,232 and $757,677, respectively.

6.    Segments

          The Company has adopted Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected financial information for those segments to be presented in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. Prior to the acquisition of CaptureQuest in April 2002, the Company has viewed their operations as principally one segment. The business of CaptureQuest and MindArrow constitute the Large Enterprise segment, and the historical Category 5 businesses constitute the Small Business segment. The following is a summary of these segments:

	Small	Large
	Business	Enterprise

For the quarter ended September 30, 2002:
Net revenues, actual	$2,872,027	$432,781
Net revenues, pro forma[1]	2,872,027	1,559,660
Long lived assets	697,372	26,398,353

          MindArrow’s Asia Pacific business adds a geographic segment to the Company’s business. The following is a summary of significant geographic markets:

	North	Asia
	America	Pacific

For the quarter ended September 30, 2002:
Net revenues, actual	$3,304,808	$—
Net revenues, pro forma[1]	4,252,165	179,552
Long lived assets	26,533,602	562,123

[1] Assumes the reverse acquisition of MindArrow, which occurred on September 30, 2002, had occurred on July 1, 2002.

7.    Recent accounting pronouncements

     In August 2001, the Financial Accounting Standards Board issued SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). This statement supersedes SFAS 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of” and Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This Statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The Company is currently evaluating the impact of the adoption of SFAS 144 but does not expect its impact to be material.

Avalon Digital Marketing Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note B — Liquidity

          The Company’s liquidity is significantly impacted by credit and collections issues. Its Small Business division has generated large balances of receivables and, depending on the quality of the credit and the cash needs, it sells certain of the receivables, at a discount, to financing sources. Receivables that have not been sold are retained and the billing and collecting administration have been outsourced. A large portion of the Small Business division’s customers have sub-prime credit. Accordingly, many of the receivables generated by these customers may have high credit risk.

          At September 30, 2002, the Company’s cash position required that it actively seek additional sources of capital. As of September 30, 2002, the Company had current assets of approximately $4.2 million and current liabilities of approximately $10.2 million. This represents a working capital deficit of approximately $6.0 million. The negative working capital balance includes as current liabilities approximately $1.3 of deferred revenues and is mitigated by approximately $4.3 million in net contracts receivables included in long-term assets.

          The Company’s line of credit facility with Zions Bank is secured by qualifying contracts receivable in the amount of 200% of the amount due on the line. In addition, there are covenants for tangible net worth and debt coverage ratios. As of September 30, 2002, the Company was in violation of these covenants, and has sought waivers. As of the date hereof, the bank has not waived the violations, and if it were to demand payment of the entire balance, the Company’s liquidity would suffer.

          The $250,000 principal payment due to Radical Communication, Inc. on October 1, 2002 has not been made, and the Company is seeking an extension or conversion into equity of some or all of the balance.

          The Company also has $820,000 of convertible notes payable that are due on November 21, 2002. The notes are convertible into common stock at the option of the holders, for the lower of $8.70 or the price of a private placement of the Company’s common stock. On November 12, 2002, the Company’s common stock closed at $4.70 per share. If the price remains below $8.70 through November and a new price is not established through a private placement, the investors will not likely convert into common stock at that rate, and the Company will be required to repay the notes. The Company is currently seeking an extension or conversion into equity of some or all of the balance.

          During the quarter ended September 30, 2002, the Company took steps to reduce monthly cash operating expenses and identify new sources of revenue. The Company is currently seeking additional debt and equity financing and is currently evaluating proposals from investors under those terms. However, no binding agreements have been signed and there is no certainty that terms acceptable to the Company and investors can be reached.

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

     Note C — Receivables

1.    Contracts Receivable

          Contracts receivable consist of amounts due from customers of the Small Business division. The customers have typically entered into 36-month installment contracts and the portion of the balance that is due within one year is included in the current balance. The allowance for doubtful accounts is estimated using the Company’s

Avalon Digital Marketing Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

experience in collecting from these customers. At September 30, 2002, contracts receivable consisted of the following:

	Current	Long-term

Contracts receivable	$2,620,916	$5,087,662
Allowance for uncollectible accounts	(1,310,458)	(2,543,831)

Net	$1,310,458	$2,543,831

2.    Trade Accounts Receivable

          Trade accounts receivable are comprised mainly of billings to customers of the Large Enterprise division, and are all due within one year. The allowance for doubtful accounts is provided based on a specific review of amounts due. At September 30, 2002, contracts receivable consisted of the following:

Trade accounts receivable	$1,633,240
Allowance for uncollectible accounts	(275,441)

Net	$1,357,799

3.    Retainages Receivable

          Current retainages receivable consist primarily of amounts held by the Company’s credit card merchant accounts. Long-term retainages receivable consist of the reserves held by financing companies that have previously purchased financed contracts. As the Company sells its financing contracts, the financing companies retain portions of the funded amounts as reserves in the event of default by the customer. These reserves are to be released to the Company as customers make monthly payments. The amounts to be released are determined periodically by the finance companies in accordance with the terms of the receivables purchase agreements. At September 30, 2002, contracts receivable consisted of the following:

	Current	Long-term

Retainages receivable	$365,992	$2,135,407
Allowance for uncollectible accounts	—	(439,751)

Net	$365,992	$1,695,656

Note D — Commitments and Contingencies

1.    Legal Proceedings

          From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights.

          In May 2002, MindArrow moved its corporate offices from Aliso Viejo to Huntington Beach, California and is currently in default on the Aliso Viejo lease. The Company is in litigation with the landlord and has accordingly accrued for back rent and estimated settlement costs totaling approximately $803,000 included in “Accounts payable and accrued liabilities” on the accompanying consolidated balance sheet.

          In 1999 and 2000, MindArrow was a victim of a fraud perpetrated by its former transfer agent and her accomplice, who were convicted of felonies arising from the scheme. At sentencing hearings in April and July 2002, the perpetrators were ordered to pay to the Company $10.9 million in restitution in addition to amounts already received. Of that amount, $500,000 is due prior to December 31, 2002. In addition, the Company continues to pursue recovery of the loss it incurred as a result of the fraud perpetrated against the Company, and the Audit Committee of the Company’s Board of Directors has retained special counsel to

Avalon Digital Marketing Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

assist it in pursuing potential sources of recovery. Eight individuals and twelve entities have been named as defendants in lawsuits initiated by the Company. The Company cannot predict whether or when it will obtain any additional recovery. Because of the uncertainties surrounding recoveries, the Company will not record the impact of recoveries until amounts or assets are received.

Note E — Notes Payable

1.    Convertible Notes Payable

          In November 2001, the Company issued $820,000 of convertible notes payable to sixteen investors (the “Convertible Notes”). The Convertible Notes bear interest at 8% per annum, are due on November 21, 2002, and are convertible into shares of common stock at the option of the holders, for the lower of $8.70 or the price of a private placement of the Company’s common stock. On November 12, 2002, the Company’s common stock closed at $4.70 per share. If the price remains below $8.70 through November and a new price is not established through a private placement, the investors will not likely convert into common stock at that rate, and the Company will be required to repay the notes. The Company is currently seeking an extension or conversion into equity of some or all of the balance.

2.    Line of Credit

          In August 2002, the Company, through its wholly-owned subsidiary, ePenzio, Inc., renewed its revolving line of credit with Zions First National Bank (the “Zions Facility”) and increased the amount of the credit facility to $2 million. The annual interest rate applied to the unpaid principal balance of the Zions Facility is 1% over Prime (4.75% at September 30, 2002). The Zions Facility is secured by all inventory, chattel paper, accounts and general intangibles owned by ePenzio on or after September 11, 2001. As of September 30, 2002, the Company had a balance of $997,822 under the Zions Facility. Pursuant to the Zions Facility, ePenzio may borrow up to the lesser of (i) $2 million or (ii) 50% of the aggregate amount of ePenzio’s Eligible Accounts (as defined). In addition to customary affirmative and negative covenants, ePenzio must maintain a tangible net worth not less than $1 million, and a debt coverage ratio (defined as total earnings before interest, taxes, depreciation and amortization to total debt service coverage) of 1.5 to 1.0, measured on a quarterly basis. The Company is not in compliance with such covenants, and is currently pursuing waivers.

3.    Radical Communication, Inc.

          In September 2001, MindArrow issued an unsecured subordinated note payable in the amount of $1 million to Radical Communication, Inc. (“Radical”), in connection with MindArrow’s acquisition of substantially all of the assets of Radical. In August 2002, $250,000 of the principal balance was converted into 62,500 shares of common stock and warrants to purchase 71,875 shares of common stock. The note bears interest at 5% per annum and is due in two principal installments; $250,000 on October 1, 2002 and $500,000 on October 1, 2003. The initial payment was not made when due, and the Company is seeking an extension or an agreement to convert some or all of the remaining balance.

Note F — Due to Related Parties

          Two stockholders of the Company have advanced amounts to the Company. The advances do not bear interest and are non-secured. Both of the stockholders who advanced the amounts are employees of the Company, and one is a member of the Board of Directors.

Note G — Stockholders’ Equity

1.    Common Stock

          During the quarter ended September 30, 2002, 18,975 shares of common stock were issued for services, resulting in compensation expense of $59,675. In addition, 690 shares were issued during the quarter upon exercise of stock options. Proceeds amounted to $750.

          On September 30, 2002, 3,133,636 shares were issued in the reverse acquisition of MindArrow. (see Note G — Reverse Acquisition of MindArrow Systems, Inc.)

          In June 2002, MindArrow obtained a commitment for up to $4 million in financing by offering up to 1 million shares of common stock at a price of $4.00 per share. Through September 30, 2002, MindArrow had received approximately $2.9 million in proceeds and issued 731,250 shares. In

Avalon Digital Marketing Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

October 2002, an additional $100,000 was funded and 25,000 shares were issued. The stock purchase agreement, as amended in July 2002, called for $175,000 to be provided by October 15 and $800,000 within 60 days from request by the Company’s board of directors. As of November 13, 2002, the $175,000 portion had not yet been received.

          On September 30, 2002, the Company effected a reverse stock split of the Company’s common stock at a ratio of one-for-ten, causing each outstanding share of common stock to convert automatically into one-tenth of a share of common stock. In lieu of fractional shares, stockholders will receive a cash payment based on the trading price of the common stock prior to the effectiveness of the reverse split. Stockholders’ equity has been restated to give retroactive recognition to the reverse split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital. All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.

2.    Warrants

          In connection with the reverse acquisition of MindArrow on September 30, 2002, all of MindArrow’s outstanding warrants remained outstanding and thus became an obligation of Avalon. There were 1,539,752 warrants with exercise prices ranging from $1 to $300 per share, and with expiration dates ranging from January 2003 through April 2010.

          In addition, in connection with the reverse acquisition of MindArrow on September 30, 2002, Category 5’s stockholders received warrants to purchase one share of Avalon common stock for every twenty shares of Category 5 common stock that they owned immediately prior to the transaction. The exercise price of the warrants is $0.10 per share, and are exercisable if the Company’s Small Business division achieves certain financial targets for the twelve months ending September 30, 2003.

3.    Options

          Following the completion of the reverse acquisition of MindArrow on September 30, 2002, MindArrow’s stock option plans became the stock option plans of Avalon.

          As amended, the 1999 Stock Option Plan (the “1999 Plan”), reserves 247,500 shares of common stock for option grants to employees, directors and consultants to continue their service to the Company. At September 30, 2002, there remained 74,600 shares available for grant under the 1999 Plan.

          As amended, the 2000 Stock Incentive Plan (the “2000 Plan”), reserves 549,750 shares of common stock for option grants to employees, directors and consultants to continue their service to the Company. At September 30, 2002, there remained 401,050 shares available for grant under the 2000 Plan.

          Options granted under Category 5’s previous option plans, (the “C5 Plans”) became obligations of Avalon, but the C5 Plans themselves were discontinued. Accordingly, options granted under the C5 Plans to purchase 554,372 shares of common stock were outstanding as of September 30, 2002, all of which became vested upon completion of the reverse acquisition of MindArrow.

          The following is a summary of stock option activity:

		Weighted Average
	Shares	Exercise Price

Outstanding — beginning of period	555,407	$3.87
Granted	—	—
Exercised	(690)	1.09
Cancelled/forfeited	(805)	1.09
Assumed — MindArrow 1999 Plan	172,900	24.10

Avalon Digital Marketing Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

		Weighted Average
	Shares	Exercise Price

Assumed — MindArrow 2000 Plan	148,700	13.80

Outstanding — end of period	875,512	9.56

Options exercisable at end of period	699,796	12.96

          The following table summarizes information about stock options as of September 30, 2002:

		Weighted Avg			Weighted Avg
Range of Exercise Prices	Shares Outstanding	Exercise Price	Years Remaining	Shares Vested	Exercise Price

$1.09	397,397	$1.09	8.0	397,397	$1.09
$4.00 to $6.00	149,755	5.14	7.5	63,718	5.01
$6.01 to $12.00	250,950	9.47	4.6	172,646	10.24
$20.00 to $100.00	66,810	41.22	7.6	55,435	43.60
> $100.00	10,600	173.68	3.5	10,600	173.68

	875,512	9.29		699,796	9.69

Note H — Reverse Acquisition of MindArrow Systems, Inc.

          On September 30, 2002, all of the outstanding shares of Category 5 were acquired by MindArrow Systems, Inc. The former shareholders of Category 5 received shares equal to 55% of the issued and outstanding common stock of Avalon, plus warrants to purchase an additional 5% should the Small Business division achieve certain financial targets for the twelve month period ending September 30, 2003.

          The transaction has been accounted for as a reverse acquisition, with Category 5 being the acquirer. The total purchase price of the acquisition was $18,324,995, which gives effect to the 3,133,636 outstanding shares of common stock and all outstanding options and warrants of MindArrow. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values. Goodwill has resulted from the excess costs over fair value of the net assets acquired.

Intangibles	$20,876,507
Tangible assets acquired	2,418,383
Liabilities assumed	(4,969,895)

$18,324,995

          The Company performed an evaluation of the intangible assets arising from the transaction, and identified the following:

Existing technology	$2,500,000
In process research and development	300,000
Patents	1,200,000
Customer relationships	2,900,000
Goodwill	13,976,507

$20,876,507

          Goodwill will be evaluated periodically for impairment, and the identifiable intangible assets will be amortized over their estimated economic lives, which range from three to seven years.

Avalon Digital Marketing Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

          The following unaudited pro forma results of operations assume the acquisition discussed above occurred on July 1, 2002:

Revenues	$4,431,687
Net loss	(4,181,305)
Basic and diluted loss per share	$(0.60)

          The above pro forma financial information does not purport to be indicative of the results of operations had the acquisition of MindArrow actually had taken place on July 1, 2002, nor is it intended to be a projection of future results or trends.

Note I — Income Taxes

          Components of income tax benefit (expense) reflected in the consolidated statements of operations for the quarter ended September 30, 2002 are as follows:

Expected tax benefit (expense) at federal statutory rate	$1,960,000
Nondeductible expenses	(94,000)
Net operating loss producing no current benefit	(722,000)

$1,144,000

          The components of deferred taxes included in the accompanying consolidated balance sheet as of September 30, 2002, are as follows:

Deferral of revenue related to contracts receivable	$(1,388,000)
Allowance for doubtful accounts — retainages	180,000
Accrued vacation	45,000
Net operating loss carryforwards	14,304,000

Deferred tax asset	13,141,000
Valuation allowance	(13,141,000)

Net	$—

          The Company has approximately $38.7 million in net operating loss carryforwards which are available to offset future taxable income. These losses begin to expire in 2019. Utilization of these losses will likely be significantly limited due to the impact of Internal Revenue Code Section 382 and the regulations thereunder.

Note J — Supplemental Disclosure of Cash Flow Information

          Noncash investing and financing activities included the reverse acquisition of MindArrow described above, in exchange for 3,133,636 shares of common stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

Overview

     Avalon Digital Marketing Systems, Inc. was formed as a result of a merger between MindArrow Systems, Inc. and Category 5 Technologies, Inc. on September 30, 2002. MindArrow was the legal acquirer or Category 5, but because Category 5’s business was larger than MindArrow’s and because Category 5’s former stockholders own the majority of Avalon, generally accepted accounting principals require that Category 5 be treated as the acquirer for accounting and reporting purposes. Accordingly, the financial statements included in this report reflect the following:

•	Consolidated Balance Sheet as of September 30, 2002 — reflects post-merger Avalon.

•	Consolidated Balance Sheet as of June 30, 2002 — reflects Category 5 only.

•	Statements of Operations and Cash Flows for the Quarters Ended September 30, 2002 and 2001 — reflects Category 5 only.

•	Pro forma combined information as if the merger had taken place at the beginning of the quarter is contained in the notes to financial statements.

     In addition, references to the “Company” for periods prior to September 30, 2002 are intended to refer to Category 5 and its business.

     We were founded in 1998 as Executive Credit Services LLC and incorporated under the name ePenzio, Inc. in May 2000. On May 29, 2001, Network Investor Communications, Inc. (“NWIC”) acquired all of the outstanding shares of ePenzio, and effective July 23, 2001, NWIC changed its name to Category 5 Technologies, Inc. (“Category 5”). For accounting purposes the business combination with NWIC was treated as a reverse merger or a recapitalization of ePenzio, with ePenzio being treated as the accounting acquirer. On September 30, 2002, MindArrow Systems, Inc., a Delaware corporation, acquired all of the outstanding shares of Category 5 and changed its name to Avalon Digital Marketing Systems, Inc. For accounting purposes, the business combination with MindArrow was treated as a reverse acquisition, with Category 5 being the acquirer.

     We develop and provide software and services that enable our clients to communicate and sell more effectively and efficiently over the web, via email, and through other digital channels.

     The business is divided between the Small Business and Large Enterprise divisions. The Small Business division has been the primary source of our historical revenues, and provides small businesses with merchant services and digital marketing software, primarily marketed through seminars. The Small Business division consists of Category 5’s subsidiaries, ePenzio, Inc., Bring it Home, Inc. and Olympus Financial, Inc.

     The Large Enterprise division provides customized software and professional services to large companies. The addition of MindArrow’s technology, personnel and customer base significantly increases the capabilities and contribution of the Large Enterprise division. The Large Enterprise division consists of the former MindArrow, MindArrow Asia, Ltd. and former Category 5 subsidiary, CaptureQuest, Inc.

     Our revenues were derived from the production and delivery of rich media messages and software license fees. Production services include theme development, design and layout, video production, special effects, hyperlink recommendations, hyperlink page design and creation, reporting and sales cycle consultation.

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

We need additional financing

     Our liquidity is significantly impacted by credit and collections issues. Our Small Business division has generated large balances of receivables and, depending on the quality of the credit and the cash needs, we sell certain of the receivables, at a discount, to financing sources. Receivables that have not been sold are retained and the billing and collecting administration have been outsourced. A large portion of the Small Business division’s customers have sub-prime credit. Accordingly, many of the receivables generated by these customers may have high credit risk.

     At September 30, 2002, our cash position required that we actively seek additional sources of capital. As of September 30, 2002, we had current assets of approximately $4.2 million and current liabilities of approximately $10.2 million. This represents a working capital deficit of approximately $6.0 million. The negative working capital balance includes as current liabilities approximately $1.3 of deferred revenues and is mitigated by approximately $4.3 million in net contracts receivables included in long-term assets.

     Our line of credit facility with Zions Bank is secured by qualifying contracts receivable in the amount of 200% of the amount due on the line. In addition, there are covenants for tangible net worth and debt coverage ratios. As of September 30, 2002, we were in violation of these covenants, and have sought waivers. As of the date hereof, the bank has not waived the violations, and if it were to demand payment of the entire balance, our liquidity would suffer.

     The $250,000 principal payment due to Radical Communication, Inc. on October 1, 2002 has not been made, and we are seeking an extension or conversion into equity of the some or all of the balance.

     We also have $820,000 of convertible notes payable that are due on November 21, 2002. The notes are convertible into common stock at the options of the holders, for the lower of $8.70 or the price of a private placement of our common stock. On November 12, 2002, our common stock closed at $4.70 per share. If the price remains below $8.70 through November and a new price is not established through a private placement, the investors will not likely convert into common stock at that rate, and we will be required to repay the notes. We are currently seeking an extension or conversion into equity of the some or all of the balance.

     During the quarter ended September 30, 2002, we took steps to reduce monthly cash operating expenses and identify new sources of revenue. We are currently seeking additional debt and equity financing and are currently evaluating proposals from investors under those terms. However, except for the remaining commitment from East-West Venture Group, no binding agreements have been signed and there is no certainty that terms acceptable to the Company and investors can be reached.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern.

     In our view, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet obligations on a continuing basis. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Results of operations

     In the current year, we have shifted our Small Business division to focus on growing our seminar business, operated by our subsidiary Bring it Home, Inc., and away from selling our products at third-party seminars, known as “lead sources”. In recent quarters, we experienced higher than acceptable degrees of defaults in the business arising from third-party seminars, and are seeking higher-quality lead sources. Accordingly, Small Business division revenues decreased by $1.5 million, or 34%, for the quarter ended September 30, 2002 to $2.9 million, compared to $4.4 million for the same period the prior year. The Large Enterprise division, founded in April 2002 with the acquisition of our CaptureQuest subsidiary, contributed $0.4 million in revenue. On a pro forma basis, with the reverse acquisition of MindArrow, the Large Enterprise division contributed $1.6 million in revenue.

     Gross profit decreased from $1.9 million or 43% of revenues for the quarter ended September 30, 2002 to $0.7 million or 21% of revenues for the quarter ended September 30, 2002. Our gross profit was negatively impacted by the shift to our own seminars, which have not performed as expected to date. We have taken steps to decrease the direct costs associated with hosting the seminars in addition to adding to the product offering, in the hope of improving the margins in future periods.

     Selling, general and administrative expenses increased from $1.4 million or 33% of revenues for the quarter ended September 30, 2001, to $1.8 million or 55% of revenues for the quarter ended September 30, 2002. The increase was associated with additional costs of integrating previous acquired companies and costs associated with the reverse acquisition of MindArrow. During the quarter ended September 30, 2002, we initiated cost reductions which will reduce costs in subsequent quarters.

     We incurred a loss from operations of $2.5 million for the quarter ended September 30, 2002, compared to income from operations of $39 thousand for the same period from 2001. The loss resulted from many factors, including:

•	The decrease in lead-source revenues.

•	The increase from 35% to 50% in the reserve for uncollectible accounts, which reduced revenue and gross profit in the quarter ended September 30, 2002 by approximately $0.4 million;

•	Costs associated with organizing and marketing Bring It Home seminars;

•	Increases in costs related to the acquisitions completed during the year; and

•	The increase in delinquent accounts over historical averages, resulting in bad debt expense of $0.9 million.

     Certain of these costs are nonrecurring, such as the costs associated with integrating acquired companies. Management is examining the factors giving rise to increased delinquencies and is taking measures which management believes are designed to improved collectibility of accounts in the future.

     The write-down of short-term investment of $1.0 million relates to a certificate of deposit account in the name of our CaptureQuest subsidiary that arose from an investment in CaptureQuest by Omnicorp Bank. The account was held at Omnicorp, which was declared insolvent by regulators in October 2002. Omnicorp has asked account holders to convert their certificates of deposit into an investment in preferred shares of Solara Ventures, Inc. a Canadian-based investment company. We have not yet accepted

Omnicorp’s request and are evaluating our options. As of September 30, 2002, the entire balance was written down due to the uncertainty surrounding any recovery.

     We incurred a net loss of $2.2 million or $0.57 per share for the quarter ended September 30, 2002, compared to income of $35 thousand or $0.01 per share for the same period in 2001.

Liquidity and sources of capital

     At September 30, 2002, our cash position required that we actively seek additional sources of capital. As of September 30, 2002, we had current assets of approximately $4.2 million and current liabilities of approximately $10.2 million. This represents a working capital deficit of approximately $6.0 million. The negative working capital balance includes as current liabilities approximately $1.3 of deferred revenues and is mitigated by approximately $4.3 million in net contracts receivables included in long-term assets.

     Our line of credit facility with Zions Bank is secured by qualifying contracts receivable in the amount of 200% of the amount due on the line. In addition, there are covenants for tangible net worth and debt coverage ratios. As of September 30, 2002, we were in violation of the covenants, and have sought waivers. As of the date hereof, the bank has not waived the violations, and if it were to demand payment of the entire balance, our liquidity would suffer.

     The $250,000 principal payment due to Radical Communication, Inc. on October 1, 2002 has not been made, and we are seeking an extension or conversion into equity of the some or all of the balance.

     We also have $820,000 of convertible notes payable that are due on November 21, 2002. The notes are convertible into common stock at the options of the holders, for the lower of $8.70 or the price of a private placement of our common stock. On November 12, 2002, our common stock closed at $4.70 per share. If the price remains below $8.70 through November and a new price is not established through a private placement, the investors will not likely convert into common stock at that rate, and we will be required to repay the notes. We are currently seeking an extension or conversion into equity of some or all of the balance.

     During the quarter ended September 30, 2002, we took steps to reduce monthly cash operating expenses and identify new sources of revenue. We are currently seeking additional debt and equity financing and are currently evaluating proposals from investors under those terms. However, except for the remaining commitment from East-West Venture Group, no binding agreements have been signed and there is no certainty that terms acceptable to the Company and investors can be reached.

     During the quarter ended September 30, 2002, we generated $378,026 of cash in operating activities, generated $35,702 of cash in investing activities and $109,750 of cash in financing activities. During the quarter ended September 30, 2001, we used $290,413 of cash in operating activities, used $15,029 of cash in investing activities and generated cash in financing activities of $91,975.

     Our liquidity is significantly impacted by credit and collections issues. Our business generates large balances of receivables and, depending on the quality of the credit and the cash needs, we sell certain of the receivables, at a discount, to financing sources. We retain receivables that we do not sell. A large portion of our customer base is made up of small businesses with sub-prime credit. Accordingly, many of the receivables generated by these customers may have high credit risk. We have recently undertaken steps designed to improve collectibility and attempt to reclaim accounts that have been fully reserved or written off.

     We maintain trade credit arrangements with certain of its suppliers. The unavailability of a significant portion of, or the loss of, the Zions Facility and trade credit from suppliers would have a material adverse effect on the Company’s financial condition and operations. In the event of the termination of contracts with all or most of the finance companies with which the Company has developed such relationship, the Company may be unable to meet its anticipated working capital needs or routine capital expenditures on a short-term and long-term basis.

Recent accounting pronouncements

     In August 2001, the Financial Accounting Standards Board issued SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). This statement supersedes SFAS 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of” and Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This Statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The Company is currently evaluating the impact of the adoption of SFAS 144 but does not expect its impact to be material.

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

Risk Factors

We need additional financing

     Our liquidity is significantly impacted by credit and collections issues. Our Small Business division has generated large balances of receivables and, depending on the quality of the credit and the cash needs, we sell certain of the receivables, at a discount, to financing sources. Receivables that have not been sold are retained and the billing and collecting administration have been outsourced. A large portion of the Small Business division’s customers have sub-prime credit. Accordingly, many of the receivables generated by these customers may have high credit risk.

     At September 30, 2002, our cash position required that we actively seek additional sources of capital. As of September 30, 2002, we had current assets of approximately $4.2 million and current liabilities of approximately $10.2 million. This represents a working capital deficit of approximately $6.0 million. The negative working capital balance includes as current liabilities approximately $1.3 of deferred revenues and is mitigated by approximately $4.3 million in net contracts receivables included in long-term assets.

     Our line of credit facility with Zions Bank is secured by qualifying contracts receivable in the amount of 200% of the amount due on the line. In addition, there are covenants for tangible net worth and debt coverage ratios. As of September 30, 2002, we were in violation of the covenants, and have sought waivers. As of the date hereof, the bank has not waived the violations, and if it were to demand payment of the entire balance, our liquidity would suffer.

     The $250,000 principal payment due to Radical Communication, Inc. on October 1, 2002 has not been made, and we are seeking an extension or conversion into equity of some or all of the balance.

     We also have $820,000 of convertible notes payable that are due on November 21, 2002. The notes are convertible into common stock at the options of the holders, for the lower of $8.70 or the price of a private placement of our common stock. On November 12, 2002, our common stock closed at $4.70 per share. If the price remains below $8.70 through November and a new price is not established through a private placement, the investors will not likely convert into common stock at that rate, and we will be required to repay the notes. We are currently seeking an extension or conversion into equity of some or all of the balance.

     We have taken steps to reduce monthly cash operating expenses and identify new sources of revenue. We are currently seeking additional debt and equity financing and are currently evaluating proposals from investors under those terms. However, except for the remaining commitment by East-West Venture Group, no binding agreements have been signed and there is no certainty that terms acceptable to the Company and investors can be reached.

     THERE CAN BE NO ASSURANCE THAT ANY ADDITIONAL FINANCING WILL BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL. IF WE ARE UNSUCCESSFUL IN RAISING ADDITIONAL FUNDS, OUR LIQUIDITY POSITION WILL BE MATERIALLY AND ADVERSELY AFFECTED AND WE COULD BE REQUIRED TO MAKE DRASTIC COST REDUCTIONS, WHICH WOULD NEGATIVELY IMPACT OUR OPERATIONS.

     Although we believe our assumptions underlying our operating plan to be reasonable, we lack the operating history of a more seasoned company and there can be no assurance that our forecasts will prove accurate. In the event that our plans change, our assumptions change or prove inaccurate, if the committed financing falls through, or if future private placements, other capital resources and projected cash flow otherwise prove to be insufficient to fund operations, we could be required to seek additional financing sooner than currently anticipated. To the extent that we are able to raise additional funds and it involves the sale of our equity securities, the interests of our shareholders could be substantially diluted.

Recent actions that we have taken may negatively impact our ability to achieve our business objectives

     In order to manage our liquidity and cash position, over the past year we have had to implement certain cost cutting measures, including significant reductions in force. After these staff reductions, as of September 30, 2002, we had 141 full time employees worldwide. Although these cost cutting measures have improved our short-term cash requirements, they may negatively impact our ability to grow our business and achieve our business objectives.

Our limited operating history makes evaluation of our business difficult

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

We may be unable to collect our receivables and retainages in amounts previously estimated.

     In accordance with United States generally accepted accounting principles, we have established reserves against our retainages and receivables. We believe that the established reserves adequately allow for the estimated uncollectible portion of the retainages and receivables. However, we may experience collection rates below established reserves, which could reduce the amount of available funds and require additional reserves. Reduced available funds could adversely affect our ability to successfully implement the objectives of our business plan. There can be no assurance that we will be able to collect retainages and receivables in sufficient amounts. Failure to collect adequate amounts of retainages and receivables could materially adversely affect our business and results of operations.

There are low barriers to entry in our small business market, which could result in increased competition in the future.

     The market for Internet-based services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new Internet products and services at a relatively low cost within relatively short time periods. We expect competition to persist and intensify and the number of competitors to increase significantly in the future. Should we seek in the future to attempt to expand the scope of our Internet services and product offerings, we will compete with a greater number of Internet companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is difficult for us to anticipate which companies are likely to offer competitive products and services in the future.

Our Small Business division will rely on certain key co-marketing alliances to generate clients, end-users, and revenue.

     We have entered into certain key co-marketing arrangements with strategic partners in order to leverage the industry and marketing expertise of such partners. We expect that revenues generated from the sale of products and services through such strategic co-marketing arrangements will account for a significant portion of our revenues for the foreseeable future. Some of these arrangements provide, for the co-marketing partner, certain exclusive rights to co-market our services in a particular industry, which might hinder us from directly contacting potential clients in such industry. Our arrangements with these co-marketing partners are relatively new and have not yet generated material revenues. There can be no assurance that such arrangements will be successful in generating such revenues. Further, if a co-marketing relationship is terminated, we may be unable to replace such relationship with other alliances that have comparable customer bases and user demographics.

We are dependent upon certain relationships with third parties, the loss of which may be detrimental to our operations.

     We are dependent on certain banking relationships as well as strategic relationships with third parties who provide payment gateways to our customers. We must comply with certain bank covenants to maintain our banking relationships. Failure of these financial institutions and third parties to continue their relationships with us or to continue to provide services in a satisfactory way to our customers could adversely impact our financial viability and result in the loss of the business of the merchants to whom we sell products and services.

We may become subject to additional U.S. state taxes that cannot be passed through to our merchant customers, in which case our profitability could be adversely affected.

     Transaction processing companies may be subject to taxation by various U.S. states on certain portions of our fees charged to customers for our services. Application of this tax is an emerging issue in our industry and the states have not yet adopted uniform regulations on this topic. If we are required to pay such taxes and are not able to pass the tax expense through to our merchant customers, our operating costs will increase, reducing our profit margin.

If we do not respond to technological change, we could lose or fail to develop customers.

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

Our stock price has been and may continue to be volatile

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, on November 5, 2002, our common stock closed at $2.23 per share, and on November 12, 2002, our common stock closed at $4.70 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

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

Insiders own approximately 42% of our outstanding common stock and their interests could conflict with those of other stockholders.

     Our current directors and senior employees own approximately 42% of our outstanding common stock. As a result, the directors and executive officers collectively may be able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

Future sales of our common stock may depress our stock price

     Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of September 30, 2002, we had 6,969,659 shares of common stock outstanding. A significant number of these shares are not publicly traded but are available for immediate resale to the public. We also have reserved shares of our common stock as follows:

•	2,792,938 shares are reserved for issuance upon the exercise of warrants;

•	1,351,622 shares are reserved for issuance upon the exercise of stock options.

     Shares underlying vested options are generally eligible for immediate resale in the public market.

Our efforts to protect our intellectual property rights may not sufficiently protect us and we may incur costly litigation to protect our rights

     We have filed nineteen patent applications and we plan to file additional patent applications in the future with respect to various additional aspects of our technologies. In addition, we have received patents on technology we obtained in the Control Commerce and Radical Communication acquisitions. We mark our software with copyright notices, and intend to file copyright registration applications where appropriate. We have also filed several federal trademark registration applications for trademarks and service marks we use. There can, however, be no assurance that any patents, copyright registrations, or trademark registrations applied for by us will be issued, or if issued, will sufficiently protect our proprietary rights.

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

International markets for online marketing are in their very early stages of development

     We distribute email messages globally. To date, we have developed or modified into foreign language text and delivered eBrochures to recipients in the United Kingdom, France, Switzerland, Austria, Norway, Sweden, Iceland, Finland, Denmark, Greece, Lebanon, Mexico, Panama, Peru, Philippines, Australia, Singapore, Hong Kong, China, and Taiwan. The markets for online advertising and direct marketing in these countries are generally in earlier stages of development than in the United States, and we cannot assure you that the market for, and use of online advertising and direct marketing in international markets such as these and others will be significant in the future. Factors that may account for slower growth in the online advertising and direct marketing markets include, but are not limited to:

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

     Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. As of September 30, 2002, our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held at two financial institutions. We do not use derivative financial instruments in our investment portfolio.

     Foreign Currency Exchange Risk. We do not believe that we currently have material exposure to foreign currency exchange risk because of the relative insignificance of our foreign subsidiaries. We intend to assess the need to use financial instruments to hedge currency exposures on an ongoing basis.

     We do not use derivative financial instruments for speculative trading purposes.

Item 4.  CONTROLS AND PROCEDURES

(a.)	Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation

Date, our disclosure controls and procedures are effective in alerting our management on a timely basis to material information required to be disclosed in our reports filed under the Exchange Act.

(b.)	There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights.

     In May 2002, MindArrow moved its corporate offices from Aliso Viejo to Huntington Beach, California and is currently in default on the Aliso Viejo lease. The Company is in litigation with the landlord and has accordingly accrued for back rent and estimated settlement costs totaling approximately $803,000 included in “Accounts payable and accrued liabilities” on the accompanying consolidated balance sheet.

     The Company is also a defendant in a lawsuit filed by Sunrise International Leasing Corporation with the District Court, Fourth Judicial District, in the County of Hennepin, Minnesota, on May 6, 2002, for default of payment and breach of lease on two equipment leases. This dispute has been settled, the equipment has been returned and we have agreed to pay the $165,000 to Sunrise in full settlement, less the return of a security deposit in the amount of $28,000.

     The Company is also a defendant in a lawsuit filed by EMC Corporation with the Orange County Superior Court on July 11, 2002, for failure of payment on equipment. The plaintiff is seeking monetary damages in the amount of $117,526. The Company anticipates settling for damages, the full amount of which have been included with accounts payable and accrued liabilities at September 30, 2002

     In 1999 and 2000, MindArrow was a victim of a fraud perpetrated by its former transfer agent and her accomplice, who were convicted of felonies arising from the scheme. At sentencing hearings in April and July 2002, the perpetrators were ordered to pay to the Company $10.9 million in restitution in addition to amounts already received. Of that amount, $500,000 is due prior to December 31, 2002. In addition, the Company continues to pursue recovery of the loss it incurred as a result of the fraud perpetrated against the Company, and the Audit Committee of the Company’s Board of Directors has retained special counsel to assist it in pursuing potential sources of recovery. Eight individuals and twelve entities have been named as defendants in lawsuits initiated by the Company. The Company cannot predict whether or when it will obtain any additional recovery. Because of the uncertainties surrounding recoveries, the Company will not record the impact of recoveries until amounts or assets are received.

Item 2.  Changes in Securities and Use of Proceeds

     In June 2002, MindArrow obtained a commitment for up to $4 million in additional financing by offering up to 1 million shares of common stock at a price of $4.00 per share. The Company received proceeds of $0.9 million in cash and $0.25 million in conversion of debt, and issued 291,250 shares during the quarter ended September 30, 2002. The Company has also entered into advisory and consulting agreements with the investor to provide strategic consulting and other services, in return for the issuance of up to 0.9 million warrants to purchase the Company’s common stock, at prices ranging from $5.00 to $12.50. Should all warrants in connection with these transactions be exercised, the Company would receive an additional $7.5 million in cash. The common stock issued, and the warrants issued in connection with the financing were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

     During the quarter ended September 30, 2002, Category 5 issued 18,975 shares of common stock as compensation for services. These shares were issued without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     A. On August 1, 2002, MindArrow Systems, Inc. held a Special Meeting of Stockholders for the following purposes:

•	To approve an amendment to MindArrow’s 2000 Stock Incentive Plan to increase, by 3,500,000 shares, the number of shares available for issuance under the plan; and

•	To approve the sale of an additional 5,600,000 shares of Common Stock and warrants to purchase up to 4,400,000 shares of Common Stock, pursuant to a Securities Purchase Agreement with a group of investors led by East-West Capital Associates, Inc. and its affiliate.

     On August 1, 2002, the meeting was adjourned without conducting the business portion of the meeting and was reconvened on August 12, 2002. On August 12, the proposals were adopted by the following votes of the stockholders of MindArrow:

	For	Against	Abstain

Amendment to 2000 Stock Incentive Plan	15,445,282	1,185,568	243,549
Sale of stock and warrants to East-West Capital and affiliate	16,686,935	181,084	6,380

     B. On September 30, 2002, MindArrow held a Special Meeting of Stockholders for the following purposes:

•	To approve and adopt the Agreement and Plan of Merger, dated July 12, 2002, as amended or as it may be amended, among MindArrow, Category 5 Technologies, Inc. and MindArrow Acquisition Corp., to approve the related merger pursuant to which, among other things, Category 5 will be merged with and into MindArrow Acquisition Corp., and to approve the issuance of shares of MindArrow common stock and warrants in connection with the merger;

•	To approve a reverse stock split in a ratio no greater than one for twenty, effective immediately after the merger with Category 5; and

•	To approve a change in the name of MindArrow to Avalon Digital Marketing Systems, Inc., effective immediately after the merger with Category 5.

     On September 30, the proposals were adopted by the following votes of the stockholders of MindArrow:

	For	Against	Abstain

Merger with Category 5	15,642,722	46,300	4,800
Reverse stock split	15,506,243	178,879	8,700
Change in name to Avalon	15,638,454	50,168	5,200

     C. On September 30, 2002, Category 5 Technologies, Inc. held a Special Meeting of Stockholders to approve and adopt the Agreement and Plan of Merger, dated as of July 12, 2002, as amended or as it may be amended, by and among Category 5, MindArrow Systems, Inc., and MindArrow Acquisition Corp., and approve the related merger pursuant to which, among other things, Category 5 will be merged with and into MindArrow Acquisition Corp., with MindArrow Acquisition Corp. surviving the merger.

     On September 30, the proposals were adopted by the following vote of the stockholders of Category 5:

	For	Against	Abstain

Merger with MindArrow	10,958,592	—	—

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(A)	EXHIBITS

2.1	Agreement and Plan of Merger, dated as of July 12, 2002, as amended, among Category 5 Technologies, Inc., MindArrow Systems, Inc. and MindArrow Acquisition Corp. (incorporated by reference to the same exhibit number in Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-98793) filed by the Registrant on September 16, 2002).

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.2 in Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-98793) filed by the Registrant on September 16, 2002).

10.10	Amendment to Agreements, dated as of July 29, 2002 (incorporated by reference to the same exhibit number under the Registrant’s Amendment to Current Report on Form 8-K/A filed August 5, 2002).

(B)	REPORTS ON FORM 8-K

1.	On August 19, 2002, MindArrow filed a report on Form 8-K disclosing under “Item 5. Other Events” information relating to the sale of securities to investors and the conversion of debt into equity on August 16, 2002, and providing certain unaudited pro forma condensed consolidated balance sheet data after giving effect to these transactions.

2.	On August 5, 2002, MindArrow filed a report on Form 8-K/A amending an earlier report on Form 8-K concerning MindArrow’s agreement to sell shares of common stock to a group of investors led by East-West Venture Group, LLC and East-West Capital Associates, Inc. The report on Form 8-K/A disclosed an amendment to the terms of its agreement with East-West.

Signatures, and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

The following pages include the Signatures page for this Form 10-Q, and two separate Certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the company.

The first form of Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company’s “disclosure controls and procedures” and its “internal controls and procedures for financial reporting”. Item 4 of Part I of this Quarterly Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the company’s Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

The second form of Certification is required by section 1350 of chapter 63 of title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avalon Digital Marketing Systems, Inc. (Registrant)

Date: November 14, 2002	/s/ ROBERT I. WEBBER Robert I. Webber Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2002	/s/ MICHAEL R. FRIEDL Michael R. Friedl Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Robert I. Webber, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Avalon Digital Marketing Systems, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ ROBERT I. WEBBER Robert I. Webber Chief Executive Officer and President (Principal Executive Officer)

CERTIFICATION

I, Michael R. Friedl, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Avalon Digital Marketing Systems, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ MICHAEL R. FRIEDL Michael R. Friedl Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION (continued)

     Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of Avalon Digital Marketing Systems, Inc. (“Avalon”), that, to his knowledge, the Quarterly Report of Avalon on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Avalon.

Avalon Digital Marketing Systems, Inc. (Registrant)

Date: November 14, 2002	/s/ ROBERT I. WEBBER Robert I. Webber Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2002	/s/ MICHAEL R. FRIEDL Michael R. Friedl Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)