Form 10-Q
period 2002-12-31
AVALON DIGITAL MARKETING SYSTEMS INC
filed 2003-02-19
CIK 1095792

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                           ___________________________
                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 2002

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

                                 (714) 536-6200
              (Registrant's telephone number, including area code)

                             MindArrow Systems, Inc.
                      Former fiscal year ended September 30
    (Former name, former address and former fiscal year, if changed since last report)

                           ___________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

     The number of shares outstanding of each of the Registrant's classes of common stock:
                                    7,174,259
     (Number of shares of common stock outstanding as of December 31, 2002)

                     Avalon Digital Marketing Systems, Inc.
                          Quarterly Report on Form 10-Q
                  For the three months ended December 31, 2002

                                      INDEX

                        Part I.     Financial Information

NOTE:     Avalon Digital Marketing Systems, Inc. ("Avalon") was formed as a result of a merger between MindArrow Systems, Inc. ("MindArrow") and Category 5 Technologies, Inc. ("Category 5") on September 30, 2002. MindArrow was the legal acquirer of Category 5, but because Category 5's business was larger than MindArrow's and because Category 5's former stockholders own the majority of Avalon, generally accepted accounting principals require that Category 5 be treated as the acquirer for accounting and reporting purposes. Accordingly, the financial statements in this report reflect the following:

- Consolidated Balance Sheet as of December 31, 2002 - reflects post-merger Avalon.
-    Consolidated Balance Sheet as of June 30, 2002 - reflects Category 5 only.
- Statements of Operations for the Quarter and Six Months Ended December 31, 2001 - reflects Category 5 only. Statements of Operations for the Six Months Ended December 31, 2002 - reflects one quarter of Category 5 only and one quarter of post-merger Avalon. Statements of Operations for the Quarter Ended December 31, 2002 reflects operations of post-merger Avalon.
- Statements of Cash Flows for the Six Months Ended December 31, 2001 - reflects Category 5 only. Statements of Operations for the Six Months Ended December 31, 2002 - reflects one quarter of Category 5 only and one quarter of post-merger Avalon.
- Pro forma combined information as if the merger had taken place on July 1, 2002 is contained in the notes to financial statements.

In addition, references to the "Company" for periods prior to September 30, 2002 are intended to refer to Category 5 and its business.

                                                                                                      Page
                                                                                                     ------
    Item 1.      Consolidated Financial Statements:

                  Consolidated Balance Sheets - December 31, 2002 (unaudited) and
                  June 30, 2002..................................................................      4

                  Consolidated Statements of Operations (unaudited) - Three and Six Months
                  Ended December 31, 2002 and 2001...............................................      5

                  Consolidated Statement of Changes in Stockholders' Equity (unaudited) -
                  Six Months Ended December 31, 2002.............................................      6

                  Consolidated Statements of Cash Flows (unaudited) - Six Months
                  Ended December 31, 2002 and 2001...............................................      7

                  Notes to Consolidated Financial Statements (unaudited).........................      8

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................     19

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk.....................     36

     Item 4.      Controls and Procedures........................................................     36



                                      Part II. Other Information

                                                                                                    Page

     Item 1.      Legal Proceedings .............................................................     38

     Item 2.      Changes in Securities and Use of Proceeds .....................................     38

     Item 3.      Defaults Upon Senior Securities................................................     39

     Item 4.      Submission of Matters to a Vote of Security Holders............................     39

     Item 5.      Other Information..............................................................     39

     Item 6.      Exhibits and Reports on Form 8-K...............................................     39

     Signatures and certifications...............................................................     39


             Avalon Digital Marketing Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                 December 31, 2002   June 30, 2002
                                                                                ------------------- ----------------
                                                                                   (unaudited)
                                     ASSETS
Current assets:
 Cash                                                                                   $ 175,945         $ 298,272
 Short term investments                                                                         -         1,000,000
 Receivables, net
 Contract                                                                                 439,996         1,751,701
 Trade                                                                                  1,117,990           597,035
 Retainages                                                                               450,408           272,782
 Prepaid expenses and other current assets                                                172,282           265,629
                                                                                ------------------  ----------------
  Total current assets                                                                  2,356,621         4,185,419
Fixed assets, net                                                                       1,481,878         1,111,356
Identifiable intangible assets, net                                                     8,020,821         1,962,356
Goodwill                                                                               16,735,421         2,187,947
Contract receivables - long term, net                                                     846,701         3,400,363
Retainage receivables - long term, net                                                          -         1,664,548
Deposits                                                                                  138,733            74,118
                                                                                ------------------  ----------------
   Total assets                                                                      $ 29,580,175      $ 14,586,107
                                                                                ==================  ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                             $ 7,392,695       $ 1,669,997
 Deferred revenue                                                                       1,271,194           299,537
 Notes payable, current portion                                                         1,817,822         1,641,314
 Fair value allowance                                                                     196,324           757,677
 Due to related parties                                                                   155,498           198,867
 Deferred taxes                                                                                 -           136,000
                                                                                ------------------  ----------------
  Total current liabilities                                                            10,833,533         4,703,392
                                                                                ------------------  ----------------
Long-term liabilities:
Capital lease obligation                                                                        -            87,695
Deferred taxes                                                                                  -         1,008,000
                                                                                ------------------  ----------------
  Total long-term liabilities                                                                   -         1,095,695
                                                                                ------------------  ----------------

Stockholders' equity:
 Common stock, $0.001 par value; 75,000,000 and 125,000,000 shares authorized,
 7,174,259 and 1,659,286 shares issued and outstanding at
 December 31 and June 30, 2002, respectively                                                7,174             1,659
 Additional paid-in capital                                                            25,781,258         6,960,164
 Retained earnings (deficit)                                                           (7,041,790)        1,825,197
                                                                                ------------------  ----------------
  Total stockholders' equity                                                           18,746,642         8,787,020
                                                                                ------------------  ----------------
  Total liabilities and stockholders' equity                                         $ 29,580,175      $ 14,586,107
                                                                                ==================  ================

        The accompanying notes are an integral part of these statements.

            Avalon Digital Marketing Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                   Three Months Ended               Six Months Ended
                                                             December 31,     December 31,     December 31,    December 31,
                                                                2002             2001             2002            2001
                                                             -------------------------------  --------------  --------------
                                                                        (unaudited)                    (unaudited)

Revenues                                                       $ 4,245,303      $ 7,079,812     $ 7,550,111    $ 11,436,017
Cost of revenues                                                 1,112,433        2,132,086       1,239,891       3,860,021
                                                             --------------  ---------------  --------------  --------------
  Gross profit                                                   3,132,870        4,947,726       6,310,220       7,575,996
                                                             --------------  ---------------  --------------  --------------
Operating expenses:
 Selling, general and administrative                             5,560,335        2,925,031       9,874,833       5,120,942
 Bad debt expense                                                3,416,964                -       4,360,175         378,068
 Depreciation and amortization                                     899,657           16,843       1,273,455          32,237
                                                             --------------  ---------------  --------------  --------------
  Total operating expenses                                       9,876,956        2,941,874      15,508,463       5,531,247
                                                             --------------  ---------------  --------------  --------------
Income (loss) from operations                                   (6,744,086)       2,005,852      (9,198,243)      2,044,749
Write-down of short-term investment                                      -                -      (1,021,135)              -
Interest income                                                    174,280              626         415,723             626
Interest expense                                                  (109,947)         (25,101)       (207,332)        (29,151)
                                                             --------------  ---------------  --------------  --------------
Net income (loss) before income taxes                           (6,679,753)       1,981,377     (10,010,987)      2,016,224
(Provision) benefit for income taxes
  Current                                                                -       (1,230,000)              -      (1,230,000)
  Deferred                                                               -          530,000       1,144,000         530,000
                                                             --------------  ---------------  --------------  --------------
Net income (loss)                                             $ (6,679,753)     $ 1,281,377    $ (8,866,987)    $ 1,316,224
                                                             ==============  ===============  ==============  ==============
Basic earnings (loss) per share                               $      (0.95)     $      0.46    $      (1.63)    $      0.47
                                                             ==============  ===============  ==============  ==============
Diluted earnings (loss) per share                             $      (0.95)     $      0.37    $      (1.63)    $      0.39
                                                             ==============  ===============  ==============  ==============
Shares used in computation of basic earnings
  (loss) per share                                               7,016,419        2,806,000       5,431,109       2,772,650
                                                             ==============  ===============  ==============  ==============
Shares used in computation of diluted
  earnings (loss) per share                                      7,016,419        3,457,360       5,431,109       3,333,160
                                                             ==============  ===============  ==============  ==============



        The accompanying notes are an integral part of these statements.

             AVALON DIGITAL MARKETING SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  SIX MONTHS ENDED
                                                                                             DECEMBER 31,    DECEMBER 31,
                                                                                                 2002          2001
                                                                                              ------------  ------------
                                                                                                      (UNAUDITED)
Cash flows from operating activities:
 Net income (loss)                                                                            $(8,866,987)   $1,316,224
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
  Bad debt expense                                                                              4,360,175       378,068
  Depreciation and amortization                                                                 1,273,455        32,235
  Write-down of short-term investment                                                           1,021,135             -
  Fair value allowance                                                                           (561,353)            -
  Amortization of debt discount and loan fees                                                      77,508         6,667
  Issuance of stock and options for services                                                       59,675       225,000
  Deferred tax benefit                                                                         (1,144,000)     (530,000)
  Changes in operating assets and liabilities, net of effects of reverse acquisition of MindArrow Systems, Inc. and acquisition of
   AGEA Corporation
   (Increase) decrease in contract receivables                                                    873,605    (2,972,357)
   (Increase) decrease in trade receivables                                                       284,964       (24,583)
   (Increase) decrease in retainages receivable                                                    97,374      (601,787)
   Decrease in prepaid expenses                                                                   197,570       133,170
   Decrease in due from shareholder                                                                     -       (30,000)
   (Increase) decrease in deposits                                                                102,154       (62,500)
   Increase in accounts payable and accrued expenses                                            2,009,919     1,453,749
   Increase in deferred revenue                                                                   297,434        63,087
                                                                                              ------------  ------------
   Net cash provided by (used in) operations                                                       82,628      (613,027)
                                                                                              ------------  ------------

Cash flows from investing activities:
   Purchases of fixed assets                                                                      (42,835)      (74,924)
   Net cash acquired in acquisitions                                                              426,485             -
                                                                                              ------------  ------------
   Net cash provided by (used in) investing activities                                            383,650       (74,924)
                                                                                              ------------  ------------

Cash flows from financing activities:
  Net borrowings (payments) on notes payable                                                     (651,000)    1,058,356
  Net payments on shareholder loan                                                                (43,369)      (12,200)
  Proceeds from issuance of common stock                                                          100,000             -
  Proceeds from exercise of stock options                                                           5,764             -
                                                                                              ------------  ------------
   Net cash provided by (used in) financing activities                                           (588,605)    1,046,156
                                                                                              ------------  ------------

Net increase (decrease) in cash                                                                  (122,327)      358,205
Cash, beginning of period                                                                         298,272       215,866
                                                                                              ------------  ------------
Cash, end of period                                                                           $   175,945   $   574,071
                                                                                              ============  ============
Cash paid for interest                                                                        $    85,425   $         -
                                                                                              ============  ============



        The accompanying notes are an integral part of these statements.

            Avalon Digital Marketing Systems, Inc. and Subsidiaries Consolidated Statement of Changes in Stockholders' Equity


                                                       Common Stock         Additional
                                                  ------------------------     Paid            Retained
                                                    Shares       Amount     In Capital     Earnings (Deficit)    Total
                                                 -------------  ----------  --------------  ---------------  --------------
Balance, June 30, 2002                              1,659,286     $ 1,659     $ 6,960,164      $ 1,825,197     $ 8,787,020

Recapitalization of the common stock of
  Category 5 Technologies, Inc.                     2,157,072       2,157          (2,157)               -               -
Issuance of common stock pursuant to
  exercise of options and warrants                      5,290           5           5,759                -           5,764
Common stock issued for services                       18,975          19          59,656                -          59,675
Recapitalization and issuance of common
  stock for reverse acquisition of MindArrow
  Systems, Inc.                                     3,133,636       3,134      18,321,861                -      18,324,995
Sale of common stock, net of issuance costs            25,000          25          99,975                -         100,000
Common stock issued in acquisition of the
  assets of AGEA Corporation                          175,000         175         336,000                -         336,175
Net loss                                                    -           -               -       (8,866,987)     (8,866,987)
                                                 -------------  ----------  --------------  ---------------  --------------
Balance, December 31, 2002 (unaudited)              7,174,259     $ 7,174     $25,781,258     $ (7,041,790)    $18,746,642
                                                 =============  ==========  ==============  ===============  ==============



        The accompanying notes are an integral part of these statements.

             Avalon Digital Marketing Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A--The Company and Summary of Significant Accounting Policies

1.  Basis of Presentation

         Avalon Digital Marketing Systems, Inc. ("Avalon") was formed as a result of a merger between MindArrow Systems, Inc. ("MindArrow") and Category 5 Technologies, Inc. ("Category 5") on September 30, 2002. MindArrow was the legal acquirer of Category 5, but because Category 5's business was larger than MindArrow's and because Category 5's former stockholders own the majority of Avalon, generally accepted accounting principals require that Category 5 be treated as the acquirer for accounting and reporting purposes. Accordingly, the accompanying financial statements reflect the following:

o Consolidated Balance Sheet as of December 31, 2002 - reflects post-merger Avalon.
o    Consolidated Balance Sheet as of June 30, 2002 - reflects Category 5 only.
o Statements of Operations for the Quarter and Six Months Ended December 31, 2001 - reflects Category 5 only. Statements of Operations for the Six Months Ended December 31, 2002 - reflects one quarter of Category 5 only and one quarter of post-merger Avalon. Statements of Operations for the Quarter Ended December 31, 2002 reflects operations of post-merger Avalon.
o Statements of Cash Flows for the Six Months Ended December 31, 2001 - reflects Category 5 only. Statements of Operations for the Six Months Ended December 31, 2002 - reflects one quarter of Category 5 only and one quarter of post-merger Avalon.
o Pro forma combined information as if the merger had taken place on July 1, 2002 is contained in the notes to financial statements.

         In addition, references to the "Company" for periods prior to September 30, 2002 are intended to refer to Category 5 and its business.

         The accompanying consolidated financial statements have been prepared by Avalon Digital Marketing Systems, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 of Category 5, our predecessor company. The consolidated balance sheet at June 30, 2002 has been derived from the audited consolidated financial statements at that date.

         The Company was founded in 1998 as Executive Credit Services LLC and incorporated under the name ePenzio, Inc. in May 2000. On May 29, 2001, Network Investor Communications, Inc. ("NWIC") acquired all of the outstanding shares of ePenzio, and effective July 23, 2001, NWIC changed its name to Category 5 Technologies, Inc. For accounting purposes the business combination with NWIC was treated as a reverse merger or a recapitalization of ePenzio, with ePenzio being treated as the accounting acquirer. On September 30, 2002, MindArrow Systems, Inc., a Delaware corporation, acquired all of the outstanding shares of Category 5 and changed its name to Avalon Digital Marketing Systems, Inc. For accounting purposes, the business combination with MindArrow was treated as a

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

reverse acquisition, with Category 5 being the acquirer. The results of operations of MindArrow Systems, Inc. are included in the consolidated financial statements of the Company beginning October 1, 2002. Accordingly, the accompanying consolidated statements of operations and cash flows reflect information for Category 5 only from July 1, 2002 to September 30, 2002.

         In addition, on September 30, 2002, the Company effected a reverse stock split of the Company's common stock at a ratio of one-for-ten, causing each outstanding share of common stock to convert automatically into one-tenth of a share of common stock. In lieu of fractional shares, stockholders received a cash payment based on the trading price of the common stock prior to the effectiveness of the reverse split. Stockholders' equity has been restated to give retroactive recognition to the reverse split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital. All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.

         Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

         The Company develops and provides software and services that enable its clients to communicate and sell more effectively and efficiently over the web, via email, and through other digital channels.

         The business is divided between the Small Business and Large Enterprise divisions. The Small Business division has been the primary source of our historical revenues, and provides small businesses with merchant services and digital marketing software, primarily marketed through seminars. The Small Business division consists of Category 5's subsidiaries, ePenzio, Inc., Bring it Home, Inc. and Olympus Financial, Inc.

         The Large Enterprise division provides customized software and professional services to large companies. The addition of MindArrow's technology, personnel and customer base significantly increases the capabilities and contribution of the Large Enterprise division. The Large Enterprise division consists of the former MindArrow, MindArrow Asia, Ltd. and former Category 5 subsidiary, CaptureQuest, Inc.

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

         In periods where a net loss was incurred, potential common shares were excluded because their effect would be antidilutive. In addition, for the three and six months ended December 31, 2002, the following options were not included in the computation of diluted EPS for the periods indicated because the options' exercise price was greater than the average market price of the common shares:

                                            Three Months Ended         Six Months Ended
                                             December 31, 2002         December 31, 2002

Options to purchase shares of common stock        512,325                   512,325
Exercise prices                                  $4 to $250                $4 to $250
Expiration dates through  June 2012

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

5. Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Substantially all of the Company's cash and cash equivalents are held in two financial institutions. As of December 31 and June 30, 2002, the carrying amounts of cash were $175,945 and $298,272, respectively, and the bank balances were $270,316 and $289,737, respectively, of which $200,000 was FDIC insured.

         Accounts receivable are typically unsecured and derived primarily from customers located in the United States and Hong Kong. The Company performs ongoing credit evaluations of its customers and will maintain reserves for potential credit losses as the need arises.

         In the normal course of business the Company sells certain of its receivables to financing companies. The Company's sales of receivables to financing companies include recourse provisions, which are deemed non-hedging derivatives pursuant to the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging." The purpose of the limited recourse provisions are normal in the course of business and are meant to facilitate the sale of receivables to financing companies. The fair value of the recourse liability has been determined using a best estimate method, and the fair value estimate was based on historical recourse rates experience by the Company. The fair value of the recourse obligation at December 31 and June 30, 2002 is $196,324 and $757,677, respectively.

6. Segments

         The Company has adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected financial information for those segments to be presented in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. Prior to the acquisition of CaptureQuest in April 2002, the Company has viewed their operations as principally one segment. The business of CaptureQuest and MindArrow constitute the Large Enterprise segment, and the historical Category 5 businesses constitute the Small Business segment. The following is a summary of these segments:
                                                      Small            Large
                                                     Business       Enterprise
                                                    -----------     -----------
  For the six months ended December 31, 2002:
           Net revenues, actual                      $5,393,675     $ 2,156,436
           Net revenues, pro forma1                   5,393,675       3,283,315
           Long lived assets                          2,107,012      24,131,108

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         MindArrow's Asia Pacific business adds a geographic segment to the Company's business. The following is a summary of significant geographic markets:


                                                                         North           Asia
                                                                       America          Pacific
                                                                    -------------     -------------

         For the six months ended December 31, 2002:
                  Net revenues, actual                               $ 7,284,550       $  265,561
                  Net revenues, pro forma(1)                           8,231,907          445,083
                  Long lived assets                                   25,677,870          560,250

(1) Assumes the reverse acquisition of MindArrow, which occurred on September 30, 2002, had occurred on July 1, 2002.

7. Recent accounting pronouncements

         SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets. The Statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The estimated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this statement did not have a material effect.

         In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 establishes accounting standards for the impairment of long-lived assets, excluding goodwill, and for long-lived assets to be disposed of. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The statement retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company is currently evaluating the impact of the adoption of SFAS 144 but does not expect its impact to be material.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement requires gains and losses from debt extinguishments that are used as part of the Company's risk management strategy to be classified as part of income from operations rather than as extraordinary items, net of tax. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. Adoption of this statement did not have a material effect.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and is effective for fiscal years ending after December 31, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company will adopt the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended June 30, 2003 and will adopt the interim disclosure provisions for its financial reports for the quarter ended September 30, 2003. As the adoption of this standard involves disclosures only, the Company does not expect a material impact on its results of operations, financial position or liquidity.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and based on current operations, the Company does not expect the adoption of the recognition requirements of this statement to have a material effect on its financial position or results of operations. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable for the Company in the fiscal year beginning July 1, 2003, for interests acquired in variable interest entities prior to February 1, 2003. Based on current operations, the Company does not expect the adoption of Interpretation No. 46 to have a material effect on its financial position or results of operations.


Note B--Liquidity

         The Company's liquidity is significantly impacted by credit and collections issues. Its Small Business division has generated large balances of receivables and, depending on the quality of the credit and the cash needs, it sells certain of the receivables, at a discount, to financing sources. Receivables that have not been sold are retained and the billing and collecting administration have been outsourced. A large portion of the Small Business division's customers have sub-prime credit. Accordingly, many of the receivables generated by these customers may have high credit risk.

         At December 31, 2002, the Company's cash position required that it actively seek additional sources of capital. As of December 31, 2002, the Company had current assets of approximately $2.4 million and current liabilities of approximately $10.8 million. This represents a working capital deficit of approximately $8.4 million. The negative working capital balance includes as current liabilities approximately $1.3 of deferred revenues and is mitigated by approximately $0.8 million in net contracts receivable included in long-term assets.

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The Company's line of credit facility with Zions Bank includes covenants for tangible net worth and debt coverage ratios. As of December 31, 2002, the balance on the line was $247,822, and the Company was in violation of these covenants, and has sought waivers. As of the date hereof, the bank has not waived the violations, and if it were to demand payment of the entire balance, the Company's liquidity would suffer. In January 2003, in exchange for an advance of $250,000 on the line, the Company designated a recurring revenue stream in the amount of approximately $40,000 per month for repayment of the outstanding balance on the line.

         The $250,000 principal payment due to Radical Communication, Inc. on October 1, 2002 was not made, and the Company is seeking an extension or conversion into equity of some or all of the balance.

         The Company has $820,000 of convertible notes payable that were due on November 21, 2002. In November 2002, the note holders agreed to amend the repayment terms of the notes to increase the interest rate to 14%, lower the conversion price to $3 per share, establish payment terms calling for six equal monthly principal payments beginning in January 2003 through June 2003. In January 2003, $130,667 of the notes were converted into 43,570 shares of common stock. As of February 10, 2003, the balance of the January payment that was not converted into common stock amounted to $50,107 and had not been paid.

         Since the closing of the reverse acquisition of MindArrow, the Company has taken steps to reduce monthly cash operating expenses and identify new sources of revenue. The Company is currently seeking additional debt and equity financing and is currently evaluating proposals from investors under those terms. However, no binding agreements have been signed and there is no certainty that terms acceptable to the Company and investors can be reached.

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern.

         In the view of the Company, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet obligations on a continuing basis. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note C--Receivables

1. Contracts Receivable

         Contracts receivable consist of amounts due from customers of the Small Business division. The customers have typically entered into 36-month installment contracts and the portion of the balance that is due within one year is included in the current balance. The allowance for doubtful accounts is estimated using the Company's experience in collecting from these customers. At December 31, 2002, contracts receivable consisted of the following:

                                                 Current         Long-term
                                               -----------       ----------

         Contracts receivable                   $1,121,255       $2,176,602
         Allowance for uncollectible accounts  (   681,259)      (1,329,901)
                                               -----------       ----------

                           Net                  $  439,996      $   846,701
                                                ==========      ===========

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. Trade Accounts Receivable

         Trade accounts receivable are comprised mainly of billings to customers of the Large Enterprise division, and are all due within one year. The allowance for doubtful accounts is provided based on a specific review of amounts due. At December 31, 2002, trade receivables consisted of the following:



         Trade accounts receivable                           $1,343,390
         Allowance for uncollectible accounts                  (225,400)
                                                            -----------

                           Net                               $1,117,990
                                                             ==========


3. Retainages Receivable

         Current retainages receivable consist primarily of amounts held by the Company's credit card merchant accounts and long-term retainage amounts held for resale at their net realizable value. Long-term retainages receivable consist of the reserves held by financing companies that have previously purchased financed contracts. As the Company sells its financing contracts, the financing companies retain portions of the funded amounts as reserves in the event of default by the customer. These reserves are to be released to the Company as customers make monthly payments. The amounts to be released are determined periodically by the finance companies in accordance with the terms of the receivables purchase agreements. At December 31, 2002, retainage receivable consisted of the following:


         Retainages receivable                                $  470,727
         Allowance for uncollectible accounts                   (295,319)
                                                             ------------

                           Net                                   175,408

         Long term retainage receivables -
         held for resale at net realizable value(1)              275,000
                                                              ------------

                           Total                              $  450,408
                                                              ============

(1) Held for resale and sold in January 2003.

Note D--Commitments and Contingencies

1. Legal Proceedings

         From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights.

         In May 2002, MindArrow moved its corporate offices from Aliso Viejo to Huntington Beach, California and is currently in default on the Aliso Viejo lease. The Company is in litigation with the landlord and has accordingly accrued for back rent and estimated settlement costs totaling approximately $803,000 included in "Accounts payable and accrued liabilities" on the accompanying consolidated balance sheet.

         In 1999 and 2000, MindArrow was a victim of a fraud perpetrated by its former transfer agent and her accomplice, who were convicted of felonies arising from the scheme. At sentencing hearings in April and July 2002, the perpetrators were ordered to pay to the Company $10.9 million in restitution in addition to amounts already received. In addition, the Company continues to pursue recovery of the loss it incurred as a result of the fraud perpetrated against the Company, and the Audit Committee of the Company's Board of Directors has retained special counsel to assist it in pursuing potential sources of recovery. Eight individuals and twelve entities have been named as defendants in lawsuits initiated by the Company. The Company cannot predict whether or when it will obtain any additional recovery. Because of the uncertainties surrounding recoveries, the Company will not record the impact of recoveries until amounts or assets are received.

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note E--Notes Payable

1. Convertible Notes Payable

         In November 2001, the Company issued $820,000 of convertible notes payable to sixteen investors (the "Convertible Notes"). The Convertible Notes bear interest at 8% per annum, were due on November 21, 2002, and were convertible into shares of common stock at the option of the holders, for the lower of $8.70 or the price of a private placement of the Company's common stock. In November 2002, the note holders agreed to amend the repayment terms of the notes to increase the interest rate to 14%, lower the conversion price to $3 per share, establish payment terms calling for six equal monthly principal payments beginning in January 2003 through June 2003. The note holders also received 179,170 additional warrants to purchase common stock at $3.00 per share and an amendment to their original 179,170 warrants to reduce the exercise price to $3 per share. In January 2003, $130,667 of the notes were converted into 43,570 shares of common stock. As of February 10, 2003, the balance of the January payment that was not converted into common stock amounted to $50,107 and had not been paid.

2. Line of Credit

         In August 2002, the Company, through its wholly-owned subsidiary, ePenzio, Inc., renewed its revolving line of credit with Zions First National Bank (the "Zions Facility") and increased the amount of the credit facility to $2 million. The annual interest rate applied to the unpaid principal balance of the Zions Facility is 1% over Prime (4.25% at December 31, 2002). The Zions Facility is secured by all inventory, chattel paper, accounts and general intangibles owned by ePenzio on or after September 11, 2001. As of December 31, 2002, the Company had a balance of $247,822 under the Zions Facility. Pursuant to the Zions Facility, ePenzio may borrow up to the lesser of (i) $2 million or
(ii) 50% of the aggregate amount of ePenzio's Eligible Accounts (as defined). In addition to customary affirmative and negative covenants, ePenzio must maintain a tangible net worth not less than $1 million, and a debt coverage ratio (defined as total earnings before interest, taxes, depreciation and amortization to total debt service coverage) of 1.5 to 1.0, measured on a quarterly basis. The Company is not in compliance with such covenants, and is currently pursuing waivers. In January 2003, in exchange for an advance of $250,000 on the line, the Company designated a recurring revenue stream in the amount of approximately $40,000 per month for repayment of the outstanding balance on the line.

3. Radical Communication, Inc.

         In September 2001, MindArrow issued an unsecured subordinated note payable in the amount of $1 million to Radical Communication, Inc. ("Radical"), in connection with MindArrow's acquisition of substantially all of the assets of Radical. In August 2002, $250,000 of the principal balance was converted into 62,500 shares of common stock and warrants to purchase 71,875 shares of common stock. The note bears interest at 5% per annum and is due in two principal installments; $250,000 on October 1, 2002 and $500,000 on October 1, 2003. The initial payment was not made when due, and in February 2003, $150,000 of this note was converted into 37,500 shares of common stock and warrants to purchase 43,125 shares of common stock at $2 per share. The Company is seeking an extension or an agreement to convert some or all of the remaining balance.


Note F--Due to Related Parties

         Two stockholders of the Company have advanced amounts to the Company. The advances do not bear interest and are non-secured. Both of the stockholders who advanced the amounts are employees of the Company, and one is a member of the Board of Directors.

Note G--Stockholders' Equity

1. Common Stock

         During the quarter ended September 30, 2002, 18,975 shares of common stock were issued for services, resulting in compensation expense of $59,675. In addition, 5,290 shares were issued during the six months ended December 31, 2002 upon exercise of stock options. Proceeds amounted to $5,764.

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         On September 30, 2002, 3,133,636 shares were issued in the reverse acquisition of MindArrow. (see Note H - Reverse Acquisition of MindArrow Systems, Inc.)

     In June 2002, MindArrow obtained a commitment for between $3 million and up to $4 million in financing by offering up to 1 million shares of common stock at a price of $4.00 per share from a group of investors led by East-West Capital Associates, Inc. ("East-West Capital") and its affiliate, East West Venture Group, LLC . Through December 31, 2002, the Company had received $2.825 million in proceeds towards the $3.0 million minimum commitment and $200,000 towards the $1 million portion subject to a demand by the Company's board of directors. During the quarter ended December 31, 2002, 25,000 shares of common stock were issued pursuant to partial closings under this commitment. The stock purchase agreement, as amended in February 2003 called for the remaining $175,000 of the minimum commitment to be funded by providing $25,000 in cash and $150,000 through the conversion of a portion of the note payable to Radical Communication, Inc. into common stock on the same terms. In addition, the February 2003 amendment to the stock purchase agreement terminated the remaining financing commitment of $800,000 in exchange for a cash investment of $200,000 in the Company by East-West Capital in the form of a convertible secured debenture, bearing interest at 10% per annum, and maturing on the earlier of 120 days from the funding date or the closing of a financing for at least an additional $500,000 or more of equity or debt. The debenture may be converted at the option of the holder at the lesser of (i) $1.375 per share or (ii) the same terms and conditions as a proposed new equity financing by the Company. The Company also agreed to reprice previous warrants issued to East-West Capital and its affiliates to $2.00 per share. East-West Capital agreed to eliminate the protective provisions of the related investor rights agreement and provide active assistance to the Company in its proposed new equity financing efforts. To date, East-West Capital has otherwise satisfied all of their original financing commitments to the Company.

         On September 30, 2002, the Company effected a reverse stock split of the Company's common stock at a ratio of one-for-ten, causing each outstanding share of common stock to convert automatically into one-tenth of a share of common stock. In lieu of fractional shares, stockholders will receive a cash payment based on the trading price of the common stock prior to the effectiveness of the reverse split. Stockholders' equity has been restated to give retroactive recognition to the reverse split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital. All references to common share and per common share amounts for all periods presented have been retroactively restated to reflect this reverse split.

2. Warrants

         In connection with the reverse acquisition of MindArrow on September 30, 2002, MindArrow's outstanding warrants remained outstanding and thus became an obligation of Avalon. As of September 30, 2002, there were 1,511,002 warrants outstanding with exercise prices ranging from $1 to $300 per share, and with expiration dates ranging from January 2003 through April 2010.

         In addition, in connection with the reverse acquisition of MindArrow on September 30, 2002, Category 5's stockholders received warrants to purchase one share of Avalon common stock for every twenty shares of Category 5 common stock that they owned immediately prior to the transaction for a total of 833,918 warrants. The exercise price of the warrants is $0.10 per share, and are exercisable if the Company's Small Business division achieves certain financial targets for the twelve months ending September 30, 2003.

         In October 2002, the Company issued 28,750 warrants to purchase common stock at prices ranging from $5 to $12.50 per share in connection with common stock issued for financing (Note G1). The Company recognized financing costs of $22,863 during the quarter ended December 31, 2002 based on the fair value of the vested warrants as computed using the Black-Scholes option pricing model.

         In December 2002, the Company issued 179,170 warrants to purchase common stock at $3 per share, and reduced the price of 179,170 previously issued warrants to $3 per share, in connection with amendments made to bridge notes (Note E1). The Company recognized financing costs of $336,840 during the quarter ended December 31, 2002 based on the fair value of the vested warrants as computed using the Black-Scholes option pricing model.

         Additionally, the Company issued 17,500 warrants to purchase common stock at $2.37 per share in December 2002 as partial consideration for the acquisition of AGEA Corporation (Note K). The warrants were valued at $7,175 based on the fair value of the vested warrants as computed using the Black-Scholes option pricing model.


3. Options

         Following the completion of the reverse acquisition of MindArrow on September 30, 2002, MindArrow's stock option plans became the stock option plans of Avalon.

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         As amended, the 1999 Stock Option Plan (the "1999 Plan"), reserves 247,500 shares of common stock for option grants to employees, directors and consultants to continue their service to the Company. At December 31, 2002, there remained 75,100 shares available for grant under the 1999 Plan.

         As amended, the 2000 Stock Incentive Plan (the "2000 Plan"), reserves 549,750 shares of common stock for option grants to employees, directors and consultants to continue their service to the Company. At December 31, 2002, there remained 408,400 shares available for grant under the 2000 Plan.

         Options granted under Category 5's previous option plans, (the "C5 Plans") became obligations of Avalon, but the C5 Plans themselves were discontinued. Accordingly, options granted under the C5 Plans to purchase 457,024 shares of common stock were outstanding as of December 31, 2002, all of which became vested upon completion of the reverse acquisition of MindArrow.

         During the quarter ended December 31, 2002, 100,138 options expired and 4,600 options were exercised.

Note H--Reverse Acquisition of MindArrow Systems, Inc.

         On September 30, 2002, all of the outstanding shares of Category 5 were acquired by MindArrow. The former shareholders of Category 5 received shares equal to 55% of the issued and outstanding common stock of Avalon, plus warrants to purchase an additional 5% should the Small Business division achieve certain financial targets for the twelve month period ending September 30, 2003.

         The transaction has been accounted for as a reverse acquisition, with Category 5 the acquirer. The total purchase price of the acquisition was $18,324,995, which gives effect to the 3,133,636 outstanding shares of common stock and all outstanding options and warrants of MindArrow. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values. Goodwill has resulted from the excess costs over fair value of the net assets acquired.

         Intangibles                                              $20,876,507
         Tangible assets acquired                                   2,418,383
         Liabilities assumed                                       (4,969,895)
                                                                 ------------
                                                                  $18,324,995
                                                                 ============

         The Company performed an evaluation of the intangible assets arising from the transaction, and identified the following:

         Existing technology                                     $  2,800,000
         Patents                                                    1,200,000
         Customer relationships                                     2,900,000
         Goodwill                                                  13,976,507
                                                                 ------------
                                                                  $20,876,507
                                                                 ============

         The Company will evaluate goodwill for impairment annually, at June 30, 2003, and whenever there is an impairment indicator. The identifiable intangible assets will be amortized over their estimated economic lives, which range from three to seven years.

         The following unaudited pro forma results of operations for the six months ended December 31, 2002, assume the acquisition discussed above occurred on July 1, 2002:

         Revenues                                              $  8,676,990
         Net loss                                               (10,861,057)
         Basic and diluted loss per share                      $      (1.55)

         The above pro forma financial information does not purport to be indicative of the results of operations had the acquisition of MindArrow actually had taken place on July 1, 2002, nor is it intended to be a projection of future results or trends.

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note I--Income Taxes

         Components of income tax benefit (expense) reflected in the consolidated statements of operations for the six months ended December 31, 2002 are as follows:

                                                       Three Months Ended            Six Months Ended
                                                          December 31,                 December 31,
                                                         2002        2001           2002          2001
                                                    -----------   -------------   ----------  -------------

Expected tax benefit (expense) at federal rate      $2,270,000     $ (670,000)    $ 3,400,000    $(690,000)
Nondeductible expenses                                   -            (30,000)        (94,000)     (10,000)
Net operating loss producing no current benefit     (2,270,000)         -          (2,162,000)          -
                                                    -----------   -------------   -----------  ------------
                                                     $   -         $ (700,000)     $1,144,000   $ (700,000)
                                                    ===========   =============   ===========  ============


         The components of deferred taxes included in the accompanying consolidated balance sheet as of December 31, 2002, are as follows:


         Deferral of revenue related to contracts receivable         $ (437,000)
         Accrued vacation                                                94,000
         Net operating loss carryforwards                            15,436,000
                                                                    ------------

                  Deferred tax asset                                 15,093,000

         Valuation allowance                                        (15,093,000)
                                                                    ------------

                  Net                                                $       -
                                                                    ============

         As of December 31, 2002, the Company has approximately $45.4 million in net operating loss carryforwards which are available to offset future taxable income. These losses begin to expire in 2019. Utilization of these losses will likely be significantly limited due to the impact of Internal Revenue Code
Section 382 and the regulations thereunder.

Note J--Supplemental Disclosure of Cash Flow Information

         Noncash investing and financing activities included the reverse acquisition of MindArrow described above, in exchange for 3,133,636 shares of common stock and the acquisition of AGEA Corporation (Note K).


Note K--Acquisition of AGEA Corporation

         On December 22, 2002 the Company acquired the assets of AGEA Corporation in exchange for 175,000 shares of common stock valued at $1.88 per share and warrants to purchase 17,500 shares of common stock at $2.37 per share (Note G2). The consideration was valued at $336,175 and allocated to the assets acquired and the liabilities assumed as follows:

         Cash acquired                                        $ 390,000
         Liabilities assumed                                    (53,825)
                                                             -----------
                                                              $ 336,175
                                                             ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. All references to "pro forma" results for prior periods in this Item 2 assume that the merger between MindArrow and Category 5 occurred in such prior periods.

OVERVIEW

     Avalon Digital Marketing Systems, Inc. was formed as a result of a merger between MindArrow Systems, Inc. and Category 5 Technologies, Inc. on September 30, 2002. MindArrow was the legal acquirer or Category 5, but because Category 5's business was larger than MindArrow's and because Category 5's former stockholders owned the majority of the combined company at the time of the merger, generally accepted accounting principals require that Category 5 be treated as the acquirer for accounting and reporting purposes. Accordingly, the financial statements included in this report reflect the following:

- Consolidated Balance Sheet as of December 31, 2002 - reflects post-merger Avalon.
-    Consolidated Balance Sheet as of June 30, 2002 - reflects Category 5 only.
- Statements of Operations for the Quarter and Six Months Ended December 31, 2001 - reflects Category 5 only. Statement of Operations for the Six Months Ended December 31, 2002 - reflects one quarter of Category 5 only and one quarter of post-merger Avalon.
- Statement of Operations for the Quarter Ended December 31, 2002 reflects operations of post-merger Avalon.
- Statement of Cash Flows for the Six Months Ended December 31, 2001 - reflects Category 5 only. Statement of Operations for the Six Months Ended December 31, 2002 - reflects one quarter of Category 5 only and one quarter of post-merger Avalon.
- Pro forma combined information as if the merger had taken place on July 1, 2002 is contained in the notes to financial statements.

     In addition, references to the "Company" for periods prior to September 30, 2002 are intended to refer to Category 5 and its business, except for information provided on a "pro forma" basis.

     Category 5 was founded in 1998 as Executive Credit Services LLC and incorporated under the name ePenzio, Inc. in May 2000. On May 29, 2001, Network Investor Communications, Inc. ("NWIC") acquired all of the outstanding shares of ePenzio, and effective July 23, 2001, NWIC changed its name to Category 5 Technologies, Inc. ("Category 5"). For accounting purposes the business combination with NWIC was treated as a reverse merger or a recapitalization of ePenzio, with ePenzio being treated as the accounting acquirer. On September 30, 2002, MindArrow Systems, Inc., a Delaware corporation, acquired all of the outstanding shares of Category 5 and changed its name to Avalon Digital Marketing Systems, Inc. For accounting purposes, the business combination with MindArrow was treated as a reverse acquisition, with Category 5 being the acquirer.

     Avalon develops and provides software and services that enable our clients to communicate and sell more effectively and efficiently over the web, via email, and through other digital channels.

     The business is divided between the Small Business and Large Enterprise sales channels. The Small Business channel has been the primary source of our historical revenues, and provides small businesses with merchant services and digital marketing software, primarily marketed through workshops. Small Business operations consist primarily of Category 5's subsidiaries, ePenzio, Inc., Bring it Home, Inc. and Olympus Financial, Inc.

     We also provide customized software and professional services to large companies. The addition of MindArrow's technology, personnel and customer base significantly increases the capabilities and contribution of the Large Enterprise sales channel. Large Enterprise operations consist primarily of the former MindArrow, MindArrow Asia, Ltd. and former Category 5 subsidiary, CaptureQuest, Inc.

     Our revenues were derived from the production and delivery of rich media messages and software license fees. Production services include theme development, design and layout, video production, special effects, hyperlink recommendations, hyperlink page design and creation, reporting and sales cycle consultation.

     We currently sell our products and services through a direct sales force, small business workshops, and a small network of sales affiliates.

CRITICAL ACCOUNTING POLICIES

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

     Identifiable intangible assets acquired in a business combination are recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability. Goodwill, as well as other intangible assets with indefinite lives, are not amortized and will be tested for impairment annually and whenever there is an impairment indicator. All acquired goodwill is assigned to reporting units for purposes of impairment testing and segment reporting.

RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations and related costs associated with the retirement of long-lived assets. The Statement requires that the fair value of the liability for an asset retirement obligation be recognized in the period incurred if a reasonable estimate of fair value can be made. The estimated retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of this statement did not have a material effect.

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 establishes accounting standards for the impairment of long-lived assets, excluding goodwill, and for long-lived assets to be disposed of. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The statement retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company is currently evaluating the impact of the adoption of SFAS 144 but does not expect its impact to be material.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement requires gains and losses from debt extinguishments that are used as part of the Company's risk management strategy to be classified as part of income from operations rather than as extraordinary items, net of tax. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. Adoption of this statement did not have a material effect.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Company will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and is effective for fiscal years ending after December 31, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company will adopt the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended June 30, 2003 and will adopt the interim disclosure provisions for its financial reports for the quarter ended September 30, 2003. As the adoption of this standard involves disclosures only, the Company does not expect a material impact on its results of operations, financial position or liquidity.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and based on current operations, the Company does not expect the adoption of the recognition requirements of this statement to have a material effect on its financial position or results of operations. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable for the Company in the second quarter of fiscal year 2004, which ends September 30, 2003, for interests acquired in variable interest entities prior to February 1, 2003. Based on current operations, the Company does not expect the adoption of Interpretation No. 46 to have a material effect on its financial position or results of operations.

WE NEED ADDITIONAL FINANCING

     Our liquidity is significantly impacted by credit and collections issues. Our Small Business channel has generated large balances of receivables and, depending on the quality of the credit and cash needs, we sell certain of the receivables, at a discount, to financing sources. Receivables that have not been sold are retained and billing and collecting administration have been outsourced. A large portion of the Small Business customers have historically had sub-prime credit. Accordingly, many of the receivables generated by these customers may have high credit risk.

     At December 31, 2002, our cash position required that we actively seek additional capital. As of December 31, 2002, we had current assets of approximately $2.4 million and current liabilities of approximately $10.8 million. This represents a working capital deficit of approximately $8.4 million. The negative working capital balance includes as current liabilities approximately $1.3 of deferred revenues and is mitigated by approximately $0.8 million in net contracts receivables included in long-term assets.

     The Company's line of credit facility with Zions Bank includes covenants for tangible net worth and debt coverage ratios. As of December 31, 2002, the balance on the line was $247,822, and the Company was in violation of these covenants, and has sought waivers. As of the date hereof, the bank has not waived the violations, and if it were to demand payment of the entire balance, the Company's liquidity would suffer. In January 2003, in exchange for an advance of $250,000 on the line, the Company designated a recurring revenue stream in the amount of approximately $40,000 per month for repayment of the outstanding balance on the line.

     The $250,000 principal payment due to Radical Communication, Inc. on October 1, 2002 has not been made, and in February 2003, $50,000 of the past due amount was converted into common stock at $4 per share. We are seeking an extension or conversion into equity of some or all of the balance.

     We have $820,000 of convertible notes payable that were due on November 21, 2002. The notes were convertible into common stock at the options of the holders, for the lower of $8.70 or the price of a private placement of our common stock, but not converted. In November 2002, the note holders agreed to amend the repayment terms of the notes to increase the interest rate to 14%, lower the conversion price to $3 per share, establish payment terms calling for six equal monthly principal payments beginning in January 2003 through June 2003. In January 2003, $130,667 of the notes were converted into 43,570 shares of common stock. As of February 10, 2003, the balance of the January payment that was not converted into common stock amounted to $50,107 and had not been paid.

     In February 2003, a group of investors led by East-West Capital Associates, Inc. ("East-West Capital") and its affiliate, East West Venture Group, LLC agreed to fund the $175,000 remainder of its $3 million obligation to purchase our common stock at $4 per share, by providing $25,000 in cash and $150,000 through the conversion of a portion of the note payable to Radical Communication, Inc. into common stock on the same terms. In addition, the February 2003 amendment to the stock purchase agreement terminated the remaining financing commitment of $800,000 in exchange for a cash investment of $200,000 in the Company by East-West Capital in the form of a convertible secured debenture, bearing interest at 10% per annum, and maturing on the earlier of 120 days from the funding date or the closing of a financing for at least an additional $500,000 or more of equity or debt. The debenture may be converted at the option of the holder at the lesser of (i) $1.375 per share or (ii) the same terms and conditions as a proposed new equity financing by the Company. The Company also agreed to reprice previous warrants issued to East-West Capital and its affiliates to $2.00 per share. East-West Capital agreed to eliminate the protective provisions of the related investor rights agreement and provide active assistance to the Company in its proposed new equity financing efforts. To date, East-West Capital has otherwise satisfied all of their original financing commitments to the Company.

     Since the closing of the reverse acquisition of MindArrow, the Company has taken steps to reduce monthly cash operating expenses and identify new sources of revenue. We are currently seeking additional debt and equity financing and are currently evaluating proposals from investors under those terms. However, no binding agreements have been signed and there is no certainty that terms acceptable to the Company and investors can be reached.

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

RESULTS OF OPERATIONS

     Revenues from the Large Enterprise sales channel increased to $1.7 million, a 54% increase over pro forma combined revenues of MindArrow and CaptureQuest for the same period for the previous year.

     In recent months, we have shifted our Small Business focus to selling our own software through our direct seminar channels, operated by our subsidiary Bring it Home, Inc., ("BiH") and away from selling third-party products through the third-party seminar channel, operated by our subsidiary, ePenzio, Inc. ("ePenzio") Revenues from BiH increased to $2.0 million in the quarter ended December 31, 2002, from $1.2 million in the same period of the prior year, an increase of 67%.

     At third-party workshops, known as "lead sources," ePenzio customers generally entered into long-term installment contracts to pay for the products and services they purchased, and we have experienced high rates of payment default in these contracts in the past three quarters. Accordingly, we have significantly reduced the number of installment contracts we are accepting, and have begun to seek new lead sources and other third-party sales channels. Quarterly revenues from our ePenzio subsidiary have decreased from $6.1 million for the quarter ended December 31, 2001 to $0.5 million in the current quarter.

     Quarterly revenues totaled $4.2 million, a 40% decrease from the same quarter in the previous year. Revenues for the six months ended December 31, 2002 decreased to $7.6 million from $11.4 million for the six months ended December 31, 2001, a 34% decrease. The decreases are primarily the result of management's plan to reduce our focus on ePenzio revenues and increase our focus on revenues from our BiH and Large Enterprise channel sales, as discussed above.

     Gross profit decreased from $4.9 million for the three months ended December 31, 2001 to $3.1 million for the three months ended December 31, 2002. However, gross profit margin increased from 70% to 74%. Gross profit decreased from $7.6 million, or 66% of revenues, to $6.3 million, or 84% of revenues, for the six months ended December 31, 2002. Since the merger, we have taken steps to decrease the direct costs associated with hosting the seminars in addition to adding to the product offering, in order to improve margins in future periods.

     Selling, general and administrative expenses increased from $2.9 million, or 41% of revenues, and $5.1 million, or 45% of revenues, for the quarter and six months ended December 31, 2001, respectively, to $5.6 million, or 131% of revenues, and $9.9 million, or 131% of revenues, for the quarter and six months ended December 31, 2002, respectively. These increases were associated with additional costs of integrating previously acquired companies and professional service and other costs associated with the combination of MindArrow and Category 5. During the quarter ended December 31, 2002, we completed cost reductions which will reduce costs in subsequent quarters.

     Bad debt expense increased to $3.4 million and $4.3 million for the quarter and six months ended December, 31, 2002, respectively, compared to $0 and $0.4 million for the same periods from 2001. The increase resulted primarily from defaults on ePenzio's contracts receivable. We have decreased our use of long-term contracts receivable for revenues generated by ePenzio, and therefore expect bad debt expense to decrease on both an absolute and relative basis in future quarters.

     We incurred a loss from operations of $6.7 million and $9.2 million for the quarter and six months ended December 31, 2002, respectively, compared to income from operations of $2.0 million and $2.0 million for the same periods from 2001. The loss resulted from a number of factors, including the factors discussed in the foregoing paragraphs and the following factors:

-    The decrease in lead-source revenues and significant bad debt expense.

-    Costs associated with organizing and marketing Bring It Home seminars;

-    Increases in costs related to the  acquisitions  completed during the year;
     and

     Certain of these costs are nonrecurring, such as the costs associated with integrating acquired companies, and the curtailing of entering into installment contracts will significantly reduce bad debt expense in future quarters.

     The write-down of short-term investment of $1.0 million relates to a certificate of deposit account in the name of our CaptureQuest subsidiary that arose from an investment in CaptureQuest by Omnicorp Bank. The account was held at Omnicorp, which was declared insolvent by regulators in October 2002. Omnicorp has asked account holders to convert their certificates of deposit into an investment in preferred shares of Solara Ventures, Inc. a Canadian-based investment company. We have not yet accepted Omnicorp's request and are evaluating our options. As of December 31, 2002, the entire balance was written down due to the uncertainty surrounding any recovery.

     We incurred a net loss of $6.7 million or $0.95 per share, and $8.9 million, or $1.63 per share, for the quarter and six months ended December 31, 2002, respectively, compared to net income of $1.3 million, or $0.46 per share, and $1.3 million, or $0.47 per share, for the same periods in 2001.

LIQUIDITY AND SOURCES OF CAPITAL

     At December 31, 2002, our cash position required that we actively seek additional sources of capital. As of December 31, 2002, we had current assets of approximately $2.4 million and current liabilities of approximately $10.8 million. This represents a working capital deficit of approximately $8.4 million. The negative working capital balance includes as current liabilities approximately $1.3 of deferred revenues and is mitigated by approximately $0.8 million in net contracts receivables included in long-term assets.

     The Company's line of credit facility with Zions Bank includes covenants for tangible net worth and debt coverage ratios. As of December 31, 2002, the balance on the line was $247,822, and the Company was in violation of these covenants, and has sought waivers. As of the date hereof, the bank has not waived the violations, and if it were to demand payment of the entire balance, the Company's liquidity would suffer. In January 2003, in exchange for an advance of $250,000 on the line, the Company designated a recurring revenue stream in the amount of approximately $40,000 per month for repayment of the outstanding balance on the line.

     The $250,000 principal payment due to Radical Communication, Inc. on October 1, 2002 has not been made, and in February 2003, $50,000 of the past due amount was converted into common stock at $4 per share. We are seeking an extension or conversion into equity of some or all of the balance.

     We have $820,000 of convertible notes payable that were due on November 21, 2002. The notes were convertible into common stock at the options of the holders, for the lower of $8.70 or the price of a private placement of our common stock, but not converted. In November 2002, the note holders agreed to amend the repayment terms of the notes to increase the interest rate to 14%, lower the conversion price to $3 per share, establish payment terms calling for six equal monthly principal payments beginning in January 2003 through June 2003. In January 2003, $130,667 of the notes were converted into 43,570 shares of common stock. As of February 10, 2003, the balance of the January payment that was not converted into common stock amounted to $50,107 and had not been paid.

     In February 2003, a group of investors led by East-West Capital Associates, Inc. ("East-West Capital") and its affiliate, East West Venture Group, LLC agreed to fund the $175,000 remainder of its $3 million obligation to purchase our common stock at $4 per share, by providing $25,000 in cash and $150,000 through the conversion of a portion of the note payable to Radical Communication, Inc. into common stock on the same terms. In addition, the February 2003 amendment to the stock purchase agreement terminated the remaining financing commitment of $800,000 in exchange for a cash investment of $200,000 in the Company by East-West Capital in the form of a convertible secured debenture, bearing interest at 10% per annum, and maturing on the earlier of 120 days from the funding date or the closing of a financing for at least an additional $500,000 or more of equity or debt. The debenture may be converted at the option of the holder at the lesser of (i) $1.375 per share or (ii) the same terms and conditions as a proposed new equity financing by the Company. The Company also agreed to reprice previous warrants issued to East-West Capital and its affiliates to $2.00 per share. East-West Capital agreed to eliminate the protective provisions of the related investor rights agreement and provide active assistance to the Company in its proposed new equity financing efforts. To date, East-West Capital has otherwise satisfied all of their original financing commitments to the Company.

     Since the closing of the reverse acquisition of MindArrow, the Company has taken steps to reduce monthly cash operating expenses and identify new sources of revenue. We are currently seeking additional debt and equity financing and are currently evaluating proposals from investors under those terms. However, no binding agreements have been signed and there is no certainty that terms acceptable to the Company and investors can be reached.

     During the six months ended December 31, 2002, we generated $82,628 of cash from operating activities, generated $383,650 of cash in investing activities and used $588,605 of cash in financing activities. During the six months ended December 31, 2001, we used $613,027 of cash in operating activities, used $74,924 of cash in investing activities and generated cash in financing activities of $1,046,156.

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

     We maintain trade credit arrangements with certain of its suppliers. The unavailability of a significant portion of, or the loss of, the Zions Facility and trade credit from suppliers would have a material adverse effect on the Company's financial condition and operations. In the event of the termination of contracts with all or most of the finance companies with which the Company has developed such relationship, the Company may be unable to meet its anticipated working capital needs or routine capital expenditures on a short-term and long-term basis.

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

RISK FACTORS

WE NEED ADDITIONAL FINANCING

     Our liquidity is significantly impacted by credit and collections issues. Our Small Business division has generated large balances of receivables and, depending on the quality of the credit and the cash needs, we sell certain of the receivables, at a discount, to financing sources. Receivables that have not been sold are retained and the billing and collecting administration have been outsourced. A large portion of the Small Business division's customers have sub-prime credit. Accordingly, many of the receivables generated by these customers may have high credit risk.

     At December 31, 2002, our cash position required that we actively seek additional sources of capital. As of December 31, 2002, we had current assets of approximately $2.4 million and current liabilities of approximately $10.8 million. This represents a working capital deficit of approximately $8.4 million. The negative working capital balance includes as current liabilities approximately $1.3 of deferred revenues and is mitigated by approximately $0.8 million in net contracts receivables included in long-term assets.

     The Company's line of credit facility with Zions Bank includes covenants for tangible net worth and debt coverage ratios. As of December 31, 2002, the balance on the line was $247,822, and the Company was in violation of these covenants, and has sought waivers. As of the date hereof, the bank has not waived the violations, and if it were to demand payment of the entire balance, the Company's liquidity would suffer. In January 2003, in exchange for an advance of $250,000 on the line, the Company designated a recurring revenue stream in the amount of approximately $40,000 per month for repayment of the outstanding balance on the line.

     The $250,000 principal payment due to Radical Communication, Inc. on October 1, 2002 has not been made, and in February 2003, $50,000 of the past due amount was converted into common stock at $4 per share. We are seeking an extension or conversion into equity of some or all of the balance.

     We have $820,000 of convertible notes payable that were due on November 21, 2002. The notes were convertible into common stock at the options of the holders, for the lower of $8.70 or the price of a private placement of our common stock, but not converted. In November 2002, the note holders agreed to amend the repayment terms of the notes to increase the interest rate to 14%, lower the conversion price to $3 per share, establish payment terms calling for six equal monthly principal payments beginning in January 2003 through June 2003. In January 2003, $130,667 of the notes were converted into 43,570 shares of common stock. As of February 10, 2003, the balance of the January payment that was not converted into common stock amounted to $50,107 and had not been paid.

     In February 2003, a group of investors led by East-West Capital Associates, Inc. ("East-West Capital") and its affiliate, East West Venture Group, LLC agreed to fund the $175,000 remainder of its $3 million obligation to purchase our common stock at $4 per share, by providing $25,000 in cash and $150,000 through the conversion of a portion of the note payable to Radical Communication, Inc. into common stock on the same terms. In addition, the February 2003 amendment to the stock purchase agreement terminated the remaining financing commitment of $800,000 in exchange for a cash investment of $200,000 in the Company by East-West Capital in the form of a convertible secured debenture, bearing interest at 10% per annum, and maturing on the earlier of 120 days from the funding date or the closing of a financing for at least an additional $500,000 or more of equity or debt. The debenture may be converted at the option of the holder at the lesser of (i) $1.375 per share or (ii) the same terms and conditions as a proposed new equity financing by the Company. The Company also agreed to reprice previous warrants issued to East-West Capital and its affiliates to $2.00 per share. East-West Capital agreed to eliminate the protective provisions of the related investor rights agreement and provide active assistance to the Company in its proposed new equity financing efforts. To date, East-West Capital has otherwise satisfied all of their original financing commitments to the Company.

     Since the closing of the reverse acquisition of MindArrow, the Company has taken steps to reduce monthly cash operating expenses and identify new sources of revenue. We are currently seeking additional debt and equity financing and are currently evaluating proposals from investors under those terms. However, no binding agreements have been signed and there is no certainty that terms acceptable to the Company and investors can be reached.

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

RECENT ACTIONS THAT WE HAVE TAKEN MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES

     In order to manage our liquidity and cash position, over the past year we have had to implement certain cost cutting measures, including significant reductions in force. After these staff reductions, as of December 31, 2002, we had 122 full time employees worldwide. Although these cost cutting measures have improved our short-term cash requirements, they may negatively impact our ability to grow our business and achieve our business objectives.

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

     Our ability to achieve and sustain profitability would be adversely affected if we:

-    fail to effectively market and sell our services;

-    fail to develop new and maintain existing relationships with clients;

- fail to continue to develop and upgrade our technology and network infrastructure;

-    fail to respond to competitive developments;

- fail to introduce enhancements to our existing products and services to address new technologies and standards; or

-    fail to attract and retain qualified personnel.

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

     Our operating results may fluctuate significantly in the future as a result of a variety of factors. These factors include:

-    the demand for our services;
-    the addition or loss of individual clients;
- the amount and timing of capital expenditures and other costs relating to the expansion of our operations;
-    the introduction of new products or services by us or our competitors; and
- general economic conditions and economic conditions specific to the Internet, such as electronic commerce and online media.

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

WE ARE NOT SURE IF THE MARKET WILL ACCEPT OUR PRODUCT OFFERINGS

     Our ability to succeed will depend on the following, none of which can be assured: - the effectiveness of our marketing and sales efforts; - market acceptance of our current and future offerings; and - the reliability of our networks and services.

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

WE DEPEND ON CONTINUED GROWTH IN USE OF THE INTERNET

     Rapid growth in use of the Internet is a recent phenomenon and there can be no assurance that use of the Internet will continue to grow or that a sufficient base of users will emerge to support our business. The Internet may not be accepted as a viable medium for broadcasting advertising and brochure distribution, for a number of reasons, including:
-     inadequate development of the necessary infrastructure;
-     inadequate development of enabling technologies;
- lack of acceptance of the Internet as a medium for distributing rich media advertising; and
-     inadequate commercial support for Web-based advertising.

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

IF WE DO NOT RESPOND TO TECHNOLOGICAL CHANGE, WE COULD LOSE OR FAIL TO DEVELOP CUSTOMERS.

     The development of our business entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the functionality and features of our technology. The Internet and the ecommerce industry are characterized by:

-    rapid technological change;
-    changes in client requirements and preferences;
-    frequent new product and service introductions  embodying new technologies;
     and
-    the emergence of new industry standards and practices.

THE EVOLVING NATURE OF THE INTERNET COULD RENDER OUR EXISTING SYSTEMS OBSOLETE.

Our  success will depend, in part, on our ability to:

-    develop and enhance technologies useful in our business;
- develop new services and technology that address the increasingly sophisticated and varied needs of our current and prospective clients; and
- adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

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

OUR OPERATING RESULTS COULD BE IMPAIRED IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES CONCERNING THE INTERNET

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to:

     -    user privacy;

     -    pricing, usage fees and taxes;

     -    content;

     -    copyrights;

     -    distribution;

     -    characteristics and quality of products and services; and

     -    online advertising and marketing.

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

OUR STOCK PRICE HAS BEEN AND MAY  CONTINUE TO BE VOLATILE

The trading
price of our common stock has been and is likely to continue to be highly volatile. For example, on February 10, 2003, our common stock closed at $1.20 per share, and on November 12, 2002, our common stock closed at $4.70 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

     -    the average daily trading volume of our common stock;

     - actual or anticipated variations in quarterly operating results and our need for additional financing to fund our continuing operations;

     - announcements of technological innovations, new products or services by us or our competitors; - the addition or loss of strategic relationships or relationships with our key customers;

     - conditions or trends in the Internet, streaming media, media delivery, and online commerce markets;

     - changes in the market valuations of other Internet, online service, or software companies;

     - announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

     -    sales of our common stock and legal or regulatory developments;

     -    additions or departures of key personnel;

     - our failure to obtain additional financing on satisfactory terms, or at all; and

     -    general market conditions.

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE

     Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of December 31, 2002, we had 7,174,259 shares of common stock outstanding. A significant number of these shares are not publicly traded but are available for immediate resale to the public. We also have reserved shares of our common stock as follows:

     - 3,018,358 shares are reserved for issuance upon the exercise of warrants;

     - 1,254,274 shares are reserved for issuance upon the exercise of stock options.

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

THERE ARE RISKS INHERENT IN CONDUCTING INTERNATIONAL OPERATIONS

There are many risks associated
with our international operations in eastern Asia, including, but not limited to:

- difficulties in collecting accounts receivable and longer collection periods;

-    changing and conflicting regulatory requirements;

-    potentially adverse tax consequences;

-    tariffs and general export and customs restrictions;

-    difficulties in staffing and managing foreign operations;

-    political instability;

-    fluctuations in currency exchange rates;

-    the need to develop localized versions of our products;

-    national standardization and certification requirements;

-    seasonal reductions of business activity; and

-    the impact of local economic conditions and practices.

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

- slower growth in the number of individuals using the Internet internationally;

-    privacy concerns;

- a lower rate of advertising spending internationally than in the United States; and

- a greater reluctance to use the Internet for advertising and direct marketing.

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

     We do not know for certain how existing laws governing issues such as privacy, property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media, and data protection, apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. Changes to or the interpretation of these laws could:

-    limit the growth of the Internet;

- create uncertainty in the marketplace that could reduce demand for our products and services;

-    increase our cost of doing business;

- expose us to significant liabilities associated with content distributed or accessed through our products or services, and with our provision of products and services, and with the features or performance of our products;

- lead to increased product development costs, or otherwise harm our business; or

- decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

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

     In addition, the Child Online Privacy Protection Act ("COPPA") became effective as of April 21, 2000. COPPA requires operators of commercial Web sites and online services directed to children (under 13), and general audience sites that know that they are collecting personal information from a child, to:

-    provide parents notice of their information practices;

- obtain verifiable parental consent before collecting a child's personal information, with certain limited exceptions;

- give parents a choice as to whether their child's information will be disclosed to third parties;

- provide parents access to their child's personal information and allow them to review it and/or have it deleted;

- give parents the opportunity to prevent further use or collection of information; not require a child to provide more information than is reasonably necessary to participate in an activity; and

- maintain the confidentiality, security, and integrity of information collected from children.

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

     Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. As of December 31, 2002, our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held at two financial institutions. We do not use derivative financial instruments in our investment portfolio.

      Foreign Currency Exchange Risk. We do not believe that we currently have material exposure to foreign currency exchange risk because of the relative insignificance of our foreign subsidiaries. We intend to assess the need to use financial instruments to hedge currency exposures on an ongoing basis.

     We do not use derivative financial instruments for speculative trading purposes.


ITEM 4.  CONTROLS AND PROCEDURES

(a.) Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a) or 15(d), as applicable, of the Securities Exchange Act of
     1934) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting our management on a timely basis to material information required to be disclosed in our reports filed under the Exchange Act.

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

     In May 2002, MindArrow moved its corporate offices from Aliso Viejo to Huntington Beach, California and is currently in default on the Aliso Viejo lease. The Company is in litigation with the landlord and has accordingly accrued for back rent and estimated settlement costs totaling approximately $803,000 included in "Accounts payable and accrued liabilities" on the accompanying consolidated balance sheet.

     The Company is also a defendant in a lawsuit filed by Sunrise International Leasing Corporation with the District Court, Fourth Judicial District, in the County of Hennepin, Minnesota, on May 6, 2002, for default of payment and breach of lease on two equipment leases. This dispute has been settled, the equipment has been returned and we agreed to pay a net of $137,000 to Sunrise in settlement, the full amount of which has been included in accounts payable and accrued liabilities at December 31, 2002.

     The Company is also a defendant in a lawsuit filed by EMC Corporation with the Orange County Superior Court on July 11, 2002, for failure of payment on
equipment.   The plaintiff is seeking monetary damages in the amount of
$117,526. The Company anticipates settling for damages, the full amount of which have been included with accounts payable and accrued liabilities at December 31, 2002

     In 1999 and 2000, MindArrow was a victim of a fraud perpetrated by its former transfer agent and her accomplice, who were convicted of felonies arising from the scheme. At sentencing hearings in April and July 2002, the perpetrators were ordered to pay to the Company $10.9 million in restitution in addition to amounts already received. In addition, the Company continues to pursue recovery of the loss it incurred as a result of the fraud perpetrated against the Company, and the Audit Committee of the Company's Board of Directors has retained special counsel to assist it in pursuing potential sources of recovery. Eight individuals and twelve entities have been named as defendants in lawsuits initiated by the Company. The Company cannot predict whether or when it will obtain any additional recovery. Because of the uncertainties surrounding recoveries, the Company will not record the impact of recoveries until amounts or assets are received.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended December 31, 2002, the Company issued the following equity securities in transactions not registered under the Securities
Act:

     In December 2002 the Company issued 175,000 shares of Common Stock and performance warrants to acquire up to 17,500 additional shares of Common Stock in connection with the acquisition of AGEA Corp. The securities were issued to the shareholders of AGEA. The performance warrants will vest if sales of AGEA products by the Company fulfill certain net revenue targets through December 31, 2003.

     In December 2002, the Company issued 179,170 warrants to purchase common stock at $3 per share, and reduced the price of 179,170 previously issued warrants to $3 per share, in connection with amendments made to bridge notes.

     In October 2002, the Company issued 25,000 shares of Common Stock and aggregate warrants to purchase up to 28,750 shares of Common Stock for an aggregate cash amount of $100,000, pursuant to financing commitments previously entered into by the Company with East-West Capital Associates, Inc. and East-West Venture Group, LLC.

     All of the foregoing issuances were without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D thereunder.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         None

(B)      REPORTS ON FORM 8-K

     On October 15, 2002, the Registrant filed a Report on Form 8-K disclosing under Item 2 the combination of MindArrow Systems, Inc. and Category 5 Technologies, Inc. pursuant to an Agreement and Plan of Merger dated as of July 12, 2002. The following financial statements were filed as part of such Report:

1. Consolidated combined balance sheets of Category 5 and subsidiaries as of June 30, 2002 and 2001 and related consolidated combined statements of operations, equity, and cash flows for the year ended June 30, 2002, the six months ended June 30, 2001 and the year ended December 31, 2000.

2. Pro forma combined balance sheet of MindArrow and Category 5 as of June 30, 2002, and pro forma combined statement of operations for the twelve months ended June 30, 2002.

SIGNATURES, AND CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER OF THE COMPANY.

The following pages include the Signatures page for this Form 10-Q, and two separate Certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the company.

The first form of Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting". Item 4 of Part I of this Quarterly Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the company's Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

The second form of Certification is required by section 1350 of chapter 63 of title 18 of the United States Code.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Avalon Digital Marketing Systems, Inc.
                                          --------------------------------------
                                                       (Registrant)



Date:    February 19, 2003                   /s/ ROBERT I. WEBBER
                                          -------------------------------------
                                          Robert I. Webber
                                          Chief Executive Officer and President
                                          (Principal Executive Officer)



Date:    February 19, 2003                  /s/ MICHAEL R. FRIEDL
                                          --------------------------------------
                                          Michael R. Friedl
                                          Chief Financial Officer, Secretary,
                                          and Treasurer (Principal Financial
                                          and Accounting Officer)

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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   February 19, 2003, by                 /s/ ROBERT I. WEBBER
                                              -------------------------------
                                              Robert I. Webber
                                              Chief Executive Officer and
                                              President (Principal  Executive
                                              Officer)

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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   February 19, 2003, by            /s/ MICHAEL R. FRIEDL
                                         --------------------------------------
                                          Michael R. Friedl
                                          Chief Financial Officer, Secretary,
                                          and Treasurer (Principal Financial
                                          and Accounting Officer)

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of Avalon Digital Marketing Systems, Inc. ("Avalon"), that, to his knowledge, the Quarterly Report of Avalon on Form 10-Q for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Avalon.

Date:    February 19, 2003       /s/ ROBERT I. WEBBER
                                -------------------------------------
                                Robert I. Webber
                                Chief Executive Officer and President (Principal Executive Officer)



Date:    February 19, 2003       /s/ MICHAEL R. FRIEDL
                                --------------------------------------
                                Michael R. Friedl
                                Chief Financial Officer, Secretary, and
                                Treasurer (Principal Financial and Accounting Officer)