Form 10-Q
period 2003-03-31
AVALON DIGITAL MARKETING SYSTEMS INC
filed 2003-06-26
CIK 1095792

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                           ---------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___ to ___


                         Commission File Number: 0-28403
                           ---------------------------

                     Avalon Digital Marketing Systems, Inc.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       77-0511097
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

               19782 MacArthur Blvd., Suite 100, Irvine, CA 92612
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 660-1700
                                 --------------
              (Registrant's telephone number, including area code)


             2120 Main Street, Suite 200, Huntington Beach, CA 92648
             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

         Class                                    Outstanding at June 25, 2003
         -----                                    ----------------------------

Common Stock, $.001 par value                               7,348,279

                     Avalon Digital Marketing Systems, Inc.

                          Quarterly Report on Form 10-Q
                    For the three months ended March 31, 2003

                                      INDEX

                          Part I. Financial Information

NOTE: Avalon Digital Marketing Systems, Inc. ("Avalon") was formed as a result of a merger between MindArrow Systems, Inc. ("MindArrow") and Category 5 Technologies, Inc. ("Category 5") on September 30, 2002. MindArrow was the legal acquirer of Category 5, but because Category 5's business was larger than MindArrow's and because Category 5's former stockholders obtained the majority of the outstanding shares of Avalon at the time of the merger, generally accepted accounting principles require that Category 5 be treated as the acquirer for accounting and reporting purposes. Accordingly, the financial statements in this report reflect the following:

         o Consolidated Balance Sheet as of March 31, 2003 - reflects post-merger Avalon.

         o Consolidated Balance Sheet as of June 30, 2002 - reflects Category 5 only.

         o Statements of Operations for the Quarter and Nine Months Ended March 31, 2002 - reflects Category 5 only. Statements of Operations for the Nine Months Ended March 31, 2003 - reflects one quarter of Category 5 only and two quarters of post-merger Avalon. Statements of Operations for the Quarter Ended March 31, 2003 reflects operations of post-merger Avalon.

         o Statements of Cash Flows for the Nine Months Ended March 31, 2002 - reflects Category 5 only. Statements of Cash Flows for the Nine Months Ended March 31, 2003 - reflects one quarter of Category 5 only and two quarters of post-merger Avalon.

         o Pro forma combined information as if the merger had taken place on July 1, 2002 is contained in the notes to financial statements.

         In addition, references to the "Company" for periods prior to September 30, 2002 are intended to refer to Category 5 and its business.


                                                                                                     Page
                                                                                                     ----
     Item 1.      Consolidated Financial Statements:
                  Consolidated Balance Sheets - March 31, 2003 (unaudited) and
                  June 30, 2002..................................................................      4

                  Consolidated Statements of Operations (unaudited) - Three and Nine Months
                  Ended March 31, 2003 and 2002..................................................      5

                  Consolidated Statement of Changes in Stockholders' Equity (unaudited) -
                  Nine Months Ended March 31, 2003...............................................      6

                  Consolidated Statements of Cash Flows (unaudited) - Nine Months
                  Ended March 31, 2003 and 2002..................................................      7

                  Notes to Consolidated Financial Statements (unaudited).........................      8

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................     23

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk.....................     42

     Item 4.      Controls and Procedures........................................................     42

                           Part II. Other Information

                                                                                                   Page
                                                                                                   ----
     Item 1.      Legal Proceedings .............................................................     43

     Item 2.      Changes in Securities and Use of Proceeds .....................................     44

     Item 3.      Defaults Upon Senior Securities................................................     44

     Item 4.      Submission of Matters to a Vote of Security Holders............................     44

     Item 5.      Other Information..............................................................     44

     Item 6.      Exhibits and Reports on Form 8-K...............................................     45

     Signatures and certifications...............................................................     45

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                    March 31, 2003      June 30, 2002
                                                                                     ------------        ------------
                                                                                      (unaudited)
                                     ASSETS
Current assets:
Cash                                                                                 $     60,678        $    298,272
Short term investments                                                                         --           1,000,000
Receivables, net
Contract                                                                                  348,682           1,751,701
Trade                                                                                     784,015             597,035
Retainages                                                                                186,387             272,782
Prepaid expenses and other current assets                                                 101,368             265,629
                                                                                     ------------        ------------
Total current assets                                                                    1,481,130           4,185,419
Fixed assets, net                                                                       1,163,193           1,111,356
Identifiable intangible assets, net                                                            --           1,962,356
Goodwill                                                                                       --           2,187,947
Contract receivables - long term, net                                                     627,185           3,400,363
Retainage receivables - long term, net                                                         --           1,664,548
Deposits                                                                                   55,988              74,118
                                                                                     ------------        ------------
Total assets                                                                         $  3,327,496        $ 14,586,107
                                                                                     ============        ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities                                             $  7,019,285        $  1,669,997
Deferred revenue                                                                        1,349,792             299,537
Notes payable, current portion, net of unamortized discount                             2,126,834           1,641,314
Estimated receivable repurchase obligation                                                     --             757,677
Due to related parties, net of unamortized discount                                       277,200             198,867
Deferred taxes                                                                                 --             136,000
                                                                                     ------------        ------------
Total current liabilities                                                              10,773,111           4,703,392
                                                                                     ------------        ------------
Long-term liabilities:
Capital lease obligation                                                                       --              87,695
Deferred taxes                                                                                 --           1,008,000
                                                                                     ------------        ------------
Total long-term liabilities                                                                    --           1,095,695
                                                                                     ------------        ------------

Stockholders' equity (deficit):
 Common stock, $0.001 par value; 75,000,000 and 125,000,000 shares authorized,
 7,348,279 and 1,659,286 shares issued and outstanding at
 March 31, 2003 and June 30, 2002, respectively                                             7,348               1,659
 Additional paid-in capital                                                            27,220,307           6,960,164
 Retained earnings (deficit)                                                          (34,673,270)          1,825,197
                                                                                     ------------        ------------
Total stockholders' equity (deficit)                                                   (7,445,615)          8,787,020
                                                                                     ------------        ------------
Total liabilities and stockholders' equity (deficit)                                 $  3,327,496        $ 14,586,107
                                                                                     ============        ============



        The accompanying notes are an integral part of these statements.

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                           Three Months Ended                      Nine Months Ended
                                                    March 31, 2003      March 31, 2002      March 31, 2003      March 31, 2002
                                                     ------------        ------------        ------------        ------------
                                                               (unaudited)                              (unaudited)
Revenues                                             $  3,337,260        $  7,908,122        $ 10,887,371        $ 19,344,139
Cost of revenues                                        1,227,043           3,542,173           2,466,934           7,444,772
                                                     ------------        ------------        ------------        ------------
Gross profit                                            2,110,217           4,365,949           8,420,437          11,899,367
                                                     ------------        ------------        ------------        ------------
Operating expenses:
Selling, general and administrative                     3,710,319           3,574,856          13,585,152           9,031,288
Bad debt expense                                          245,001                  --           4,605,176                  --
Depreciation and amortization                             855,897              18,988           2,129,352              51,225
Write-down of intangible assets                        24,306,611                  --          24,306,611                  --
                                                     ------------        ------------        ------------        ------------
Total operating expenses                               29,117,828           3,593,844          44,626,291           9,082,513
                                                     ------------        ------------        ------------        ------------
Income (loss) from operations                         (27,007,611)            772,105         (36,205,854)          2,816,854
Write-down of short-term investment                            --                  --          (1,021,135)                 --
Interest income                                            79,137                  --             494,860                  --
Interest expense                                         (703,006)            (80,165)           (910,338)           (108,690)
                                                     ------------        ------------        ------------        ------------
Net income (loss) before income taxes                 (27,631,480)            691,940         (37,642,467)          2,708,164
(Provision) benefit for income taxes
Current                                                        --            (767,000)                 --          (1,997,000)
Deferred                                                       --             543,000           1,144,000           1,073,000
                                                     ------------        ------------        ------------        ------------
Net income (loss)                                    $(27,631,480)       $    467,940         (36,498,467)       $  1,784,164
                                                     ============        ============        ============        ============
Basic earnings (loss) per share                      $      (3.79)       $       0.16        $      (6.04)       $       0.63
                                                     ============        ============        ============        ============
Diluted earnings (loss) per share                    $      (3.79)       $       0.13        $      (6.04)       $       0.51
                                                     ============        ============        ============        ============
Shares used in computation of basic earnings
  (loss) per share                                      7,290,601           2,981,260           6,043,702           2,819,570
                                                     ============        ============        ============        ============
Shares used in computation of diluted earnings
  (loss) per share                                      7,290,601           3,671,720           6,043,702           3,483,810
                                                     ============        ============        ============        ============

        The accompanying notes are an integral part of these statements.

             Avalon Digital Marketing Systems, Inc. and Subsidiaries Consolidated Statement of Changes in Stockholders' Equity (Deficit)

                                                       Common Stock             Additional       Retained
                                                 -------------------------         Paid          Earnings
                                                  Shares          Amount        In Capital       (Deficit)          Total
                                               ------------    ------------    ------------     ------------     ------------
Balance, June 30, 2002                            1,659,286    $      1,659    $  6,960,164     $  1,825,197     $  8,787,020

Recapitalization of the common stock of
Category 5 Technologies, Inc.                     2,157,072           2,157          (2,157)              --               --
Issuance of common stock pursuant to
exercise of options and warrants                      5,290               5           5,759               --            5,764
Common stock issued for services                     18,975              19          59,656               --           59,675
Recapitalization and issuance of common
stock for reverse acquisition of MindArrow
Systems, Inc.                                     3,133,636           3,134      18,321,861               --       18,324,995
Sale of common stock, net of issuance costs          71,250              71         174,929               --          175,000
Common stock issued in acquisition of the
assets of AGEA Corporation                          175,000             175         336,000               --          336,175
Common stock issued in acquisition of the
assets of Mindwire, Inc.                             46,700              47          63,465               --           63,512
Issuance of common stock pursuant to
note conversions                                     81,070              81         280,630               --          280,711
Proceeds from notes payable attributable to
warrants                                                 --              --       1,020,000               --        1,020,000
Net loss                                                 --              --              --      (36,498,467)     (36,498,467)
                                               ------------    ------------    ------------     ------------     ------------
Balance, March 31, 2003 (unaudited)               7,348,279    $      7,348    $ 27,220,307     $(34,673,270)    $ (7,445,615)
                                               ============    ============    ============     ============     ============


        The accompanying notes are an integral part of these statements.

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                  Nine Months Ended

                                                                             March 31, 2003   March 31, 2002
                                                                              ------------     ------------
                                                                                (unaudited)
Cash flows from operating activities:
Net income (loss)                                                             $(36,498,467)    $  1,784,164
Adjustments to reconcile net income (loss) to net cash used in operations:
Bad debt expense                                                                 4,605,176        2,594,254
Depreciation and amortization                                                    2,129,352           51,224
Write-down of short-term investment                                              1,021,135               --
Write-down of intangible assets                                                 24,306,611               --
Estimated receivable repurchase obligation                                        (757,677)         523,776
Amortization of debt discount and loan fees                                        674,699           62,012
Issuance of stock and options for services                                          59,675          248,376
Issuance of warrants - debt costs                                                       --           27,210
Deferred tax benefit                                                            (1,144,000)      (1,073,000)
Changes in operating assets and liabilities, net of effects of reverse acquisition of MindArrow Systems, Inc. and acquisition of assets of
AGEA Corporation and Mindwire, Inc.
(Increase) decrease in contract receivables                                      1,214,434       (6,669,626)
(Increase) decrease in trade receivables                                           618,939         (443,425)
(Increase) decrease in retainages receivable                                        86,395       (1,010,232)
(Increase) decrease in prepaid expenses                                            271,845          (75,326)
Decrease in due from shareholder                                                        --          (30,000)
(Increase) decrease in deposits                                                    184,899          (62,500)
Increase in accounts payable and accrued expenses                                1,636,509          879,256
Increase in income taxes payable                                                        --        1,997,000
Increase in deferred revenue                                                       351,002           75,846
                                                                              ------------     ------------
Net cash used in operations                                                     (1,239,473)      (1,120,991)
                                                                              ------------     ------------

Cash flows from investing activities:
Purchases of fixed assets                                                          (45,235)         (97,567)
Net cash acquired in acquisitions                                                  426,485               --
                                                                              ------------     ------------
Net cash provided by (used in) investing activities                                381,250          (97,567)
                                                                              ------------     ------------

Cash flows from financing activities:
Net borrowings on notes payable                                                    229,865        1,408,686
Net (payments) borrowings on shareholder loan                                      210,000          (12,200)
Proceeds from issuance of common stock and option exercises                        180,764               --
                                                                              ------------     ------------
Net cash provided by financing activities                                          620,629        1,396,486
                                                                              ------------     ------------

Net increase (decrease) in cash                                                   (237,594)         177,928
Cash, beginning of period                                                          298,272          215,866
                                                                              ------------     ------------
Cash, end of period                                                           $     60,678     $    393,794
                                                                              ============     ============
Cash paid for interest                                                        $     85,425     $         --
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

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A--The Company and Summary of Significant Accounting Policies

1.  Basis of Presentation

         Avalon Digital Marketing Systems, Inc. ("Avalon") was formed as a result of a merger between MindArrow Systems, Inc. ("MindArrow") and Category 5 Technologies, Inc. ("Category 5") on September 30, 2002. MindArrow was the legal acquirer of Category 5, but because Category 5's business was larger than MindArrow's and because Category 5's former stockholders obtained the majority of the outstanding shares of Avalon at the time of the merger, generally accepted accounting principles require that Category 5 be treated as the acquirer for accounting and reporting purposes. Accordingly, the accompanying financial statements reflect the following:

         o Consolidated Balance Sheet as of March 31, 2003 - reflects post-merger Avalon.
         o Consolidated Balance Sheet as of June 30, 2002 - reflects Category 5 only. o Statements of Operations for the Quarter and Nine Months Ended March 31, 2002 - reflects Category 5 only. Statements of Operations for the Nine Months Ended March 31, 2003 - reflects one quarter of Category 5 only and two quarters of post-merger Avalon. Statements of Operations for the Quarter Ended March 31, 2003 reflects operations of post-merger Avalon.
         o Statements of Cash Flows for the Nine Months Ended March 31, 2002 - reflects Category 5 only. Statements of Cash Flows for the Nine Months Ended March 31, 2003 - reflects one quarter of Category 5 only and two quarters of post-merger Avalon.
         o Pro forma combined information as if the merger had taken place on July 1, 2002 is contained in the notes to financial statements.

         In addition, references to the "Company" for periods prior to September 30, 2002 are intended to refer to Category 5 and its business.

         The accompanying consolidated financial statements have been prepared by Avalon Digital Marketing Systems, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 of Category 5, our predecessor company. The consolidated balance sheet at June 30, 2002 has been derived from the audited consolidated financial statements at that date.

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

         The business is divided between the Small Business and Large Enterprise sales channels. The Small Business channel has been the primary source of our historical revenues, and provides small businesses with merchant services and digital marketing software, primarily marketed through workshops. Small Business operations consist primarily of Category 5's subsidiaries, Avalon Business Direct, Inc., ePenzio, Inc., Bring it Home, Inc. and Olympus Financial, Inc. In March 2003, the Company stopped selling its products through seminars operated by our Bring it Home subsidiary, and refocused on selling software and services through alternative distribution methods.

         The Large Enterprise channel provides customized software and professional services to large companies. The Large Enterprise channel consists of the former MindArrow, MindArrow Asia, Ltd. and former Category 5 subsidiary, CaptureQuest, Inc.

         In May 2003, the Company entered into a non-binding letter of intent to sell certain of the assets of the Large Enterprise operations to Silverpop Systems, Inc. (Note L).

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

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         In periods where a net loss was incurred, potential common shares were excluded because their effect would be antidilutive. In addition, for the three and nine months ended March 31, 2003, the following options were not included in the computation of diluted EPS for the periods indicated because the options' exercise price was greater than the average market price of the common shares:

                                               Three Months Ended         Nine Months Ended
                                                 March 31, 2003            March 31, 2003
                                                 --------------            --------------
Options to purchase shares of common stock         1,071,264                 1,071,264
Exercise prices                                  $1.09 to $250              $1.09 to $250
Expiration dates through  June 2012


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

5. Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Substantially all of the Company's cash and cash equivalents are held in two financial institutions. As of March 31, 2003 and June 30, 2002, the carrying amounts of cash were $60,678 and $298,272, respectively.

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

         In the normal course of business the Company sold certain of its receivables to financing companies. The Company's sales of receivables to financing companies include recourse provisions, which are deemed non-hedging derivatives pursuant to the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging." The purpose of the limited recourse provisions are normal in the course of business and are meant to facilitate the sale of receivables to financing companies. The fair value of the recourse liability has been determined using a best estimate method, and the fair value estimate was based on historical recourse rates experience by the Company. The fair value of the recourse obligation at March 31, 2003 and June 30, 2002 is $0 and $757,677, respectively. This change is due to the Company's decision to cease selling its products under installment contracts.

6. Segments

         The Company has adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected financial information for those segments to be presented in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. Prior to the acquisition of CaptureQuest in April 2002, the Company has viewed their operations as principally one segment. The business of the former CaptureQuest and MindArrow constitute the Large Enterprise segment, and the historical Category 5 businesses constitute the Small Business segment.

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

The following is a summary of these segments:

                                                                         Small            Large
                                                                        Business        Enterprise
                                                                        --------        ----------
         For the nine months ended March 31, 2003:
                  Net revenues, actual                                $6,851,882       $4,035,489
                  Net revenues, pro forma/1/                           6,851,882        5,162,368
                  Long lived assets                                      592,958          570,235


         Our Asia Pacific business adds a geographic segment to the business. The following is a summary of significant geographic markets:

                                                                        North           Asia
                                                                       America         Pacific
                                                                       -------         -------
         For the nine months ended March 31, 2003:
                  Net revenues, actual                               $10,531,777        $ 355,594
                  Net revenues, pro forma1                            11,479,134          535,116
                  Long lived assets                                    1,163,193               --


/1/ Assumes the reverse acquisition of MindArrow, which occurred on September
    30, 2002, had occurred on July 1, 2002.

7. Revenue Recognition

         Revenues are recognized when the consulting or production services are rendered and messages are delivered. The Company recognizes software license fee revenue when persuasive evidence of an agreement exists, the product has been delivered, we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is probable. Revenue from media sales is recognized upon placing advertisements. Revenue from consulting is recognized as the services are rendered. Revenues from products sold by the Small Business sales channel under installment contracts are recognized net of amounts estimated to be uncollectible (Note C1).

         The Company records cash receipts from clients and billed amounts due from clients in excess of revenue recognized as deferred revenue. The timing and amount of cash receipts from clients can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period.


8. Intangible Assets

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

         During the quarter ended March 31, 2003, the Large Enterprise division met its revenue projections, but it did not meet its cash flow projections, and the losses of the expected cash flow from the Small Business division severely impacted Avalon's ability to complete a fundraising. Also during the quarter ended March 31, 2003, Avalon's share price continued to drop as the liquidity situation became more dire, which further decreased the chances of obtaining sufficient financing on acceptable terms. In light of these facts and circumstances, and in accordance with SFAS Nos. 142 and 144, the Company has

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

re-evaluated the recovery of goodwill and other intangible assets. Such analysis resulted in an impairment of goodwill of $16,820,601 and other intangible assets of $7,486,010 at March 31, 2003.

9. Recent accounting pronouncements

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and is effective for fiscal years ending after December 31, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company has chosen to continue to account for stock-based compensation using the intrinsic

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company adopted the annual disclosure provisions of SFAS No. 148 in the quarter ended March 31, 2003.

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

Note B--Liquidity

         The Company's liquidity is significantly impacted by credit and collections issues. Its Small Business division formerly generated large balances of receivables and, depending on the quality of the credit and the cash needs, it sold certain of the receivables, at a discount, to financing sources. Receivables that have not been sold are retained and the billing and collecting administration have been outsourced. A large portion of the Small Business division's customers have sub-prime credit. Accordingly, many of the receivables generated by these customers may have high credit risk.

         During the last six months of calendar 2002, the Company sold a significant portion of its contracts receivable, at a discount, in order to raise cash. The receivables sold were typically the highest quality in the portfolio, so the remaining contracts receivable represented the lowest quality. Accordingly, the Company experienced high delinquencies in the remaining receivables portfolios through December 31, 2002. This, coupled with the writedown of a certificate of deposit and the uncertainty experienced with the funding of the East West investment, have severely impacted the Company's liquidity and rendered it insolvent.

         At March 31, 2003, the Company's cash balance was $60,678, which requires that it actively seek additional sources of capital. As of March 31, 2003, the Company had current assets of approximately $1.5 million and current liabilities of approximately $10.8 million. This represents a working capital deficit of approximately $9.3 million. The negative working capital balance includes as current liabilities approximately $1.3 million of deferred revenues and is mitigated by approximately $627,000 in net contracts receivable included in long-term assets.

         The Company's line of credit facility with Zions Bank includes covenants for tangible net worth and debt coverage ratios. As of March 31, 2003, the balance on the line was $413,687, and the Company was in violation of these covenants, and has sought waivers. As of the date hereof, the bank has not waived the violations, and if it were to demand payment of the entire balance, the Company's liquidity would suffer. In January 2003, in exchange for an advance of $250,000 on the line, the Company designated a recurring revenue stream in the amount of approximately $40,000 per month for repayment of the outstanding balance on the line.

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         The $250,000 principal payment due to Radical Communication, Inc. on October 1, 2002 was not made. In February 2003, $150,000 of the note balance was converted into 37,500 shares of common stock and warrants to purchase 43,125 shares of common stock at $2 per share (Note E3). The Company is seeking an extension or conversion into equity of some or all of the remaining overdue balance.

         The Company had $820,000 of convertible notes payable that were due on November 21, 2002. In November 2002, the note holders agreed to amend the repayment terms of the notes to increase the interest rate to 14%, lower the conversion price to $3 per share, establish payment terms calling for six equal monthly principal payments beginning in January 2003 through June 2003. The note holders also received 179,170 additional warrants to purchase common stock at $3 per share and an amendment to their original 179,170 warrants to reduce the exercise price to $3 per share (Note G2). The grant of additional warrants and repricing of old warrants, combined with the resulting beneficial conversion feature resulted in a discount to the note of $820,000, thus yielding an effective interest rate of 114%. The discount is being amortized over the term of the bridge notes, therefore $528,858 of the discount has been amortized as interest expense as of March 31, 2003. In January 2003, $130,667 of the notes were converted into 43,570 shares of common stock. As of May 31, 2003, the balance of the January payment that was not converted into common stock amounted to $50,107 and has not been paid, nor have any other payments been made.

         In February 2003, the Company obtained $200,000 in bridge financing from an investor affiliated with a significant stockholder who is also a director. The bridge loan accrues interest at the rate of 10% per annum, is secured by fixed assets and intellectual property, and matured on June 18, 2003. The bridge note is convertible into Avalon common stock at the lower of $1.375 per share or the price per share of common stock in an equity financing proposed to be placed on behalf of the Company by its investment bankers, L.H. Friend, Weinress, Frankson & Presson. As consideration for entering into the bridge loan the Company repriced warrants issued in connection with the East West Capital financing transactions (Note G2). This repricing, as computed using the Black-Scholes option pricing model, resulted in a discount to the note of $200,000, thus yielding an effective interest rate of 110%. $68,333 of the discount has been amortized as interest expense as of March 31, 2003.

         In May 2003, the Company received a $400,000 bridge loan from an investor affiliated with a significant shareholder and who is a former director. The bridge loan accrues interest at the rate of 25% per annum, is secured by all assets of the Company, matures on the earlier of May 15, 2004, or the closing of the sale of certain assets from the Large Enterprise operations. As consideration for entering into the bridge loan the Company issued warrants to purchase 495,000 shares of common stock at $0.33 per share.

         The pending sale of assets to Silverpop is designed to raise cash to pay off certain liabilities and allow the Company to reorganize around its Small Business operations, which have recently released two new software products. The sale of assets has not been completed, and there is no assurance that it will be completed on terms that will be acceptable to the Company, or that the proceeds will be sufficient to allow the Company to successfully restructure and continue operations.

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

Note C--Receivables

1. Contracts Receivable

         Contracts receivable consist of amounts due from customers of the Small Business sales channel. The customers have typically entered into 36-month installment contracts and the portion of the balance that is due within one year is included in the current balance. The allowance for doubtful accounts is estimated using the Company's experience in collecting from these customers.

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         At March 31, 2003, contracts receivable consisted of the following:

                                                  Current          Long-term
                                                  -------          ---------
         Contracts receivable                     $ 873,143       $1,694,926
         Allowance for uncollectible accounts      (524,461)      (1,067,741)
                                                  ---------       ----------

                           Net                    $ 348,682      $   627,185
                                                  =========      ============


2. Trade Accounts Receivable

         Trade accounts receivable are comprised mainly of billings to customers of the Large Enterprise sales channel, and are all due within one year. The allowance for doubtful accounts is provided based on a specific review of amounts due. At March 31, 2003, trade receivables consisted of the following:



         Trade accounts receivable                  $ 939,015
         Allowance for uncollectible accounts        (155,000)
                                                    ---------

                           Net                      $ 784,015
                                                    =========


3. Retainages Receivable

         Current retainages receivable consist primarily of amounts held by the Company's credit card merchant accounts and long-term retainage amounts held for resale at their net realizable value. Long-term retainages receivable consist of the reserves held by financing companies that have previously purchased contracts receivable. As the Company sells its contracts receivable, the financing companies retain portions of the funded amounts as reserves in the event of default by the customer. These reserves are to be released to the Company as customers make monthly payments. The amounts to be released are determined periodically by the finance companies in accordance with the terms of the receivables purchase agreements. At March 31, 2003, retainage receivable consisted of the following:


         Retainages receivable                             $540,715
         Allowance for uncollectible accounts              (354,328)
                                                         -----------

                           Net                             $186,387
                                                          =========

Note D--Commitments and Contingencies

1. Legal Proceedings

         From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. The Company's liquidity position has resulted in it becoming party to lawsuits for non-payment of liabilities. These amounts are included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet. The Company is working with the creditors to reach settlements and payment terms that are acceptable.

         In May 2003, the Company settled a dispute with MindArrow's former landlord over amounts due under a lease for MindArrow's former facilities. The settlement, in the amount of $803,000, is included in "Accounts payable and accrued liabilities" on the accompanying consolidated balance sheet, and calls for payments of $5,000 per month beginning in July 2003, increasing to $10,000 per month beginning in March 2004, and increasing to $100,000 per quarter beginning in January 2005 until the balance is paid. In June 2003, a judgment lien covering all of the assets of the Company was filed in connection with this settlement.

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

Note E--Notes Payable

1. Convertible Notes Payable

         In November 2001, the Company issued $820,000 of convertible notes payable to sixteen investors (the "Convertible Notes"). The Convertible Notes bear interest at 8% per annum, were due on November 21, 2002, and were convertible into shares of common stock at the option of the holders, for the lower of $8.70 or the price of a private placement of the Company's common stock. In December 2002, the note holders agreed to amend the repayment terms of the notes to increase the interest rate to 14%, lower the conversion price to $3 per share, establish payment terms calling for six equal monthly principal payments beginning in January 2003 through June 2003. The note holders also received 179,170 additional warrants to purchase common stock at $3 per share and an amendment to their original 179,170 warrants to reduce the exercise price to $3 per share (Note G2). The grant of additional warrants and repricing of old warrants, combined with the resulting beneficial conversion feature resulted in a discount to the note of $820,000, thus yielding an effective interest rate of 114%. The discount is being amortized over the term of the bridge notes, therefore $528,858 of the discount has been amortized as interest expense as of March 31, 2003. In January 2003, $130,667 of the notes were converted into 43,570 shares of common stock. As of May 31, 2003, the balance of the January payment that was not converted into common stock amounted to $50,107 and has not been paid, nor any other payments made.

2. Line of Credit

         In August 2002, the Company, through its wholly-owned subsidiary, ePenzio, Inc., renewed its revolving line of credit with Zions First National Bank (the "Zions Facility") and increased the amount of the credit facility to $2 million. The annual interest rate applied to the unpaid principal balance of the Zions Facility is 1% over Prime (4.25% at March 31, 2003). The Zions Facility is secured by all inventory, chattel paper, accounts and general intangibles owned by ePenzio on or after September 11, 2001. As of March 31, 2003, the Company had a balance of $413,687 under the Zions Facility. In addition to customary affirmative and negative covenants, ePenzio must maintain a tangible net worth not less than $1 million, and a debt coverage ratio (defined as total earnings before interest, taxes, depreciation and amortization to total debt service coverage) of 1.5 to 1.0, measured on a quarterly basis. The Company is not in compliance with such covenants, and is currently pursuing waivers. In January 2003, in exchange for an advance of $250,000 on the line, the Company designated a recurring revenue stream in the amount of approximately $40,000 per month for repayment of the outstanding balance on the line.

3. Radical Communication, Inc.

         In September 2001, MindArrow issued an unsecured subordinated note payable in the amount of $1 million to Radical Communication, Inc. ("Radical"), in connection with MindArrow's acquisition of substantially all of the assets of Radical. In August 2002, $250,000 of the principal balance was converted into 62,500 shares of common stock and warrants to purchase 71,875 shares of common stock. The note bears interest at 5% per annum and is due in two principal installments; $250,000 on October 1, 2002 and $500,000 on October 1, 2003. The initial payment was not made when due, and in February 2003, $150,000 of this note was converted into 37,500 shares of common stock and warrants to purchase 43,125 shares of common stock at $2 per share (Note G2). The Company is seeking an extension or an agreement to convert some or all of the remaining balance.

4. Morrison & Foerster Note Payable

         On March 18, 2003, the Company issued a promissory note and security agreement in the amount of $715,000 to Morrison & Foerster LLP in consideration of legal services previously provided and recorded in accounts payable and accrued liabilities. The note bears interest at 10% per annum and is due upon the receipt of gross proceeds from a debt or equity financing of $100,000 or greater, in the amount of

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

15% of net proceeds from the financing, and on the tenth calendar day of each month in the amount of ten percent of the Company's cash and short term investments. This note payable is secured by substantially all of the assets of the Company.

         In June 2003, the note agreement was amended to release the security interest in the assets of the Company upon the earlier of the closing of the pending sale to Silverpop Systems, Inc. (Note L) or July 30, 2003. The amendment calls for a cash payment of $150,000 and the issuance of 1,000,000 shares of newly-created Series D preferred stock. If the payment is not made and issuance of preferred stock not completed according to the terms of the amendment, then the terms of the original note and security agreement will be reinstated. Each share of Series D preferred stock, when issued, will be convertible into one share of common stock and carry a liquidation preference of $0.25.

Note F--Due to Related Parties

         Two stockholders of the Company have advanced amounts to the Company. The advances do not bear interest and are non-secured. Both of the stockholders who advanced the amounts are employees of the Company, and one is a former member of the Board of Directors.

         In February 2003, the Company obtained $200,000 in bridge financing from an investor affiliated with a significant stockholder who is also a director. The bridge loan accrues interest at the rate of 10% per annum, is secured by fixed assets and intellectual property, and matured on June 18, 2003. The bridge note is convertible into Avalon common stock at the lower of $1.375 per share or the price per share of common stock in an equity financing proposed to be placed on behalf of the Company by its investment bankers, L.H. Friend, Weinress, Frankson & Presson. As consideration for entering into the bridge loan the Company repriced warrants issued in connection with the East West Capital financing transactions (Note G2). This repricing, as computed using the Black-Scholes option pricing model, resulted in a discount to the note of $200,000, thus yielding an effective interest rate of 110%. $68,333 of the discount has been amortized as interest expense as of March 31, 2003.

         In May 2003, the Company received a $400,000 bridge loan from an investor affiliated with a significant shareholder and who is a former director. The bridge loan accrues interest at the rate of 25% per annum, is secured by all assets of the Company, matures on the earlier of May 15, 2004, or the closing of the sale of the assets of the Large Enterprise division.

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

         In February 2003, a $50,000 advance from a stockholder was converted into 40,000 shares of common stock. In connection with this investment, the Company issued warrants to purchase 20,000 shares of common stock at $2 per share.

         In June 2002, MindArrow obtained a commitment for between $3 million and up to $4 million in financing by offering up to 1 million shares of common stock at a price of $4 per share from a group of investors led by East-West Capital Associates, Inc. ("East-West Capital") and its affiliate, East West Venture Group, LLC. The stock purchase agreement, as amended in February 2003 called for the remaining $175,000 of the minimum commitment to be funded by providing $25,000 in cash in exchange for 6,250 shares of common stock and warrants to purchase 7,188 shares of common stock at $2 per share, and $150,000 through the conversion of a portion of the note payable to Radical Communication, Inc. into 37,500 shares of common stock and warrants to purchase 43,125 shares of common stock at $2 per share. In addition, the February 2003 amendment to the stock purchase agreement terminated the remaining financing commitment of $800,000 in exchange for a cash investment of $200,000 in the Company by

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

East-West Capital in the form of a convertible secured debenture, bearing interest at 10% per annum, and maturing on the earlier of 120 days from the funding date or the closing of a financing for at least an additional $500,000 or more of equity or debt. The debenture may be converted at the option of the holder at the lesser of (i) $1.375 per share or (ii) the same terms and conditions as a proposed new equity financing by the Company. The Company also agreed to reprice previous warrants issued to East-West Capital and its affiliates to $2 per share (Note G2). East-West Capital agreed to eliminate the protective provisions of the related investor rights agreement and provide active assistance to the Company in its proposed new equity financing efforts.

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

         In January 2003, the Company issued 43,570 shares of common stock in connection with the conversion of $130,667 of convertible notes payable (Note
E1).

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

         In December 2002, the Company issued 179,170 warrants to purchase common stock at $3 per share, and reduced the price of 179,170 previously issued warrants to $3 per share, in connection with amendments made to bridge notes (Note E1). The value of the grant of additional warrants and repricing of old warrants as computed using the Black-Scholes option pricing model, combined with the resulting beneficial conversion feature resulted in a discount to the note of $820,000, thus yielding an effective interest rate of 114%. The discount is being amortized over the term of the bridge notes, therefore $528,858 of the discount has been amortized as interest expense as of March 31, 2003. The unamortized discount balance on the notes at March 31, 2003 was $291,142.

         Additionally, the Company issued 17,500 warrants to purchase common stock at $2.37 per share in December 2002 as partial consideration for the acquisition of AGEA Corporation (Note K). The warrants were valued at $7,175 based on the fair value of the vested warrants as computed using the Black-Scholes option pricing model.

         In February 2003, the Company issued 20,000 warrants to purchase common stock at $2 per share in connection with conversion of an advance from a stockholder (Note G1). The Company recognized financing costs of $5,200 during the quarter ended March 31, 2003 based on the fair value of the vested warrants as computed using the Black-Scholes option pricing model.

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         In February 2003, the Company issued warrants to purchase 43,125 shares of common stock at $2 per share in connection with the Radical note conversion (Note E3). The Company recognized financing costs of $6,900 during the quarter ended March 31, 2003 based on the fair value of the vested warrants as computed using the Black-Scholes option pricing model.

         In February 2003, the Company issued warrants to purchase 7,188 shares of common stock at $2 per share in connection with the $25,000 cash investment by East West Capital (Note G1). The Company recognized financing costs of $1,150 during the quarter ended March 31, 2003 based on the fair value of the vested warrants as computed using the Black-Scholes option pricing model.

         In February 2003, as consideration for entering into a bridge loan, the Company repriced 723,437 warrants issued in connection with the East West Capital financing transactions (Note G1) to $2 per share. This repricing, as computed using the Black-Scholes option pricing model, resulted in a discount to the note of $200,000, thus yielding an effective interest rate of 110%. $68,333 of the discount has been amortized as interest expense as of March 31, 2003.. The unamortized discount balance on the note at March 31, 2003 was $131,667.


3. Options

         Following the completion of the reverse acquisition of MindArrow on September 30, 2002, MindArrow's stock option plans became the stock option plans of Avalon.

         As amended, the 1999 Stock Option Plan (the "1999 Plan"), reserves 247,500 shares of common stock for option grants to employees, directors and consultants to continue their service to the Company. At March 31, 2003, there remained 55,470 shares available for grant under the 1999 Plan.

         As amended, the 2000 Stock Incentive Plan (the "2000 Plan"), reserves 549,750 shares of common stock for option grants to employees, directors and consultants to continue their service to the Company. At March 31, 2003, there remained 96,605 shares available for grant under the 2000 Plan.

         Options granted under Category 5's previous option plans, (the "C5 Plans") became obligations of Avalon, but the C5 Plans themselves were discontinued. Accordingly, options granted under the C5 Plans to purchase 426,089 shares of common stock were outstanding as of March 31, 2003, all of which became vested upon completion of the reverse acquisition of MindArrow.

         During the quarter ended March 31, 2003, options to purchase 409,215 shares at $1.50 per share were granted and 77,790 options expired.

         At March 31, 2003 and 2002, the Company has issued stock options to certain of its employees. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below for the three and nine months ended March 31, 2003 and 2002:

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


                                          Three Months Ended                Nine Months Ended
                                                March 31,                         March 31,
                                   ---------------------------------  ---------------------------------
                                        2003               2002            2003               2002
                                   --------------     --------------  --------------     --------------
Net income (loss) as reported      $  (27,631,481)    $      467,940  $  (36,498,468)    $    1,784,164

Deduct: total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects             (466,505)          (237,667)       (466,505)          (713,001)
                                   --------------     --------------  --------------     --------------

Net loss - pro forma               $  (28,097,986)    $      230,273  $  (36,964,973)    $    1,071,163
                                   ==============     ==============  ==============     ==============

Earnings (loss) per share:
  Basic - as reported              $        (3.79)    $         0.16  $        (6.04)    $        0.63
  Diluted - as reported            $        (3.79)    $         0.13  $        (6.04)    $        0.51

Pro forma:
  Basic                            $        (3.85)    $         0.08  $        (6.12)    $        0.38
  Diluted                          $        (3.85)    $         0.06  $        (6.12)    $        0.31


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

Intangibles                       $ 21,447,474
Cash                                    36,485
Other tangible assets acquired       2,381,898
Liabilities assumed                 (5,490,862)
                                  ------------
                                  $ 18,324,995

         The Company performed an evaluation of the intangible assets arising from the transaction, and identified the following:

Existing technology       $ 2,800,000
Patents                     1,200,000
Customer relationships      2,900,000
Goodwill                   14,547,474
                          -----------
                          $21,447,474

         All of these intangible assets were determined to be impaired at March 31, 2003 and written off (Note A8).

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


         The following unaudited pro forma results of operations for the nine months ended March 31, 2003, assume the acquisition discussed above occurred on July 1, 2002:

Revenues                            $ 12,014,250
Net loss                             (38,492,539)
Basic and diluted loss per share    $      (5.42)
Weighted average shares                7,095,872

         The above pro forma financial information does not purport to be indicative of the results of operations had the acquisition of MindArrow actually had taken place on July 1, 2002, nor is it intended to be a projection of future results or trends.


Note I--Income Taxes

         Components of income tax benefit (expense) reflected in the consolidated statements of operations for the nine months ended March 31, 2003 are as follows:

                                                        Three Months Ended               Nine Months Ended
                                                              March 31,                        March 31,
                                                       2003             2002             2003             2002
                                                   ------------     ------------     ------------     ------------
Expected tax benefit (expense) at federal rate     $  9,390,000     $   (240,000)    $ 12,410,000     $   (920,000)
Nondeductible expenses                               (8,350,000)          16,000       (8,350,000)          (4,000)
Net operating loss producing no current benefit      (1,040,000)              --       (2,916,000)              --
                                                   ------------     ------------     ------------     ------------
                                                   $         --     $   (240,000)    $  1,144,000     $   (924,000)
                                                   ============     ============     ============     ============

         The components of deferred taxes included in the accompanying consolidated balance sheet as of March 31, 2003, are as follows:


Deferral of revenue related to contracts receivable    $   (332,000)
Accrued vacation                                             89,000
Net operating loss carryforwards                         16,354,000
                                                       ------------

         Deferred tax asset                              16,111,000

Valuation allowance                                     (16,111,000)
                                                       ------------
         Net                                           $         --
                                                       ============

         As of March 31, 2003, the Company has approximately $48.1 million in net operating loss carryforwards which are available to offset future taxable income. These losses begin to expire in 2019. Utilization of these losses will likely be significantly limited due to the impact of Internal Revenue Code
Section 382 and the regulations thereunder.

Note J--Supplemental Disclosure of Cash Flow Information

         Noncash investing and financing activities included the reverse acquisition of MindArrow described above, in exchange for 3,133,636 shares of common stock, the acquisition of the assets of AGEA Corporation and the acquisition of Mindwire, Inc. (Note K).

         In addition, noncash investing and financing activities included the conversion of a $150,000 portion of the note payable to Radical Communication, Inc. into 37,500 shares of common stock and warrants to purchase 43,125 shares of common stock.

             Avalon Digital Marketing Systems, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


Note K--Acquisitions

         On December 22, 2002 the Company acquired the assets of AGEA Corporation in exchange for 175,000 shares of common stock valued at $1.88 per share and warrants to purchase 17,500 shares of common stock at $2.37 per share (Note G2). The consideration was valued at $336,175 and allocated to the assets acquired and the liabilities assumed as follows:

Cash acquired                   $ 390,000
Liabilities assumed               (53,825)
                                ---------

                                $ 336,175


         On January 31, 2003 the Company acquired Mindwire, Inc. in exchange for 46,700 shares of common stock valued at $1.36 per share. The consideration was valued at $63,512 and allocated to the assets acquired and the liabilities assumed as follows:

Assets acquired                 $  3,361
Liabilities assumed              (25,030)
Goodwill                          85,181
                                --------
                                $ 63,512


Note L--Subsequent Events


         In May 2003, the Company entered into a non-binding letter of intent to sell certain of the assets from the Large Enterprise operations to Silverpop Systems, Inc. These assets led to approximately $800,000 in revenue for the quarter ended March 31, 2003. After the sale, if consummated, the Company will focus on software-based solutions for Small Business customers. The Company had not considered selling these assets until it received an offer in April 2003. Accordingly, at March 31, 2003, these assets were considered as held and used.

         The sale of assets from the Large Enterprise operations is designed to raise cash to pay off certain liabilities and allow the Company to reorganize around the Small Business software and services operations, which have recently released two new software products. The sale of assets has not been completed, and there is no assurance that it will be completed on terms that will be acceptable, or that the proceeds will be sufficient to allow the Company to successfully restructure and continue operations.

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

Overview

         Avalon Digital Marketing Systems, Inc. was formed as a result of a merger between MindArrow Systems, Inc. and Category 5 Technologies, Inc. on September 30, 2002. MindArrow was the legal acquirer or Category 5, but because Category 5's business was larger than MindArrow's and because Category 5's former stockholders obtained the majority of the outstanding shares of the combined company at the time of the merger, generally accepted accounting principles require that Category 5 be treated as the acquirer for accounting and reporting purposes. Accordingly, the financial statements included in this report reflect the following:

         o Consolidated Balance Sheet as of March 31, 2003 - reflects post-merger Avalon.
         o Consolidated Balance Sheet as of June 30, 2002 - reflects Category 5 only.
         o Statements of Operations for the Quarter and Nine Months Ended March 31, 2002 - reflects Category 5 only. Statements of Operations for the Nine Months Ended March 31, 2003 - reflects one quarter of Category 5 only and two quarters of post-merger Avalon. Statements of Operations for the Quarter Ended March 31, 2003 reflects operations of post-merger Avalon.
         o Statements of Cash Flows for the Nine Months Ended March 31, 2002 - reflects Category 5 only. Statements of Cash Flows for the Nine Months Ended March 31, 2003 - reflects one quarter of Category 5 only and two quarters of post-merger Avalon.
         o Pro forma combined information as if the merger had taken place on July 1, 2002 is contained in the notes to financial statements.

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

         The business is divided between the Small Business and Large Enterprise sales channels. The Small Business channel has been the primary source of our historical revenues, and provides small businesses with merchant services and digital marketing software, primarily marketed through workshops. Small Business operations consist primarily of Category 5's subsidiaries, Avalon Business Direct, Inc., ePenzio, Inc., Bring it Home, Inc. and Olympus Financial, Inc. In March 2003, we stopped selling our products through seminars operated by our Bring it Home subsidiary, and refocused on selling software and services through alternative distribution methods.

         We also provide customized software and professional services to large companies. These operations consist primarily of the former MindArrow, MindArrow Asia, Ltd. and former Category 5 subsidiary, CaptureQuest, Inc. In May 2003, we entered into a non-binding letter of intent to sell certain of the assets from our Large Enterprise operations to Silverpop Systems, Inc. These assets led to approximately $800,000 in revenue for the quarter ended March 31, 2003. After the sale, if consummated, we will focus our business on software-based solutions for our Small Business customers.

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

Critical accounting policies

         Revenues are recognized when the consulting or production services are rendered and messages are delivered. We recognize software license fee revenue when persuasive evidence of an agreement exists, the product has been delivered, we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is probable. Revenue from media sales is recognized upon placing advertisements. Revenue from consulting is recognized as the services are rendered. Revenues from products sold by the Small Business sales channel under installment contracts are recognized net of amounts estimated to be uncollectible.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and is effective for fiscal years ending after December 31, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company adopted the annual disclosure provisions of SFAS No. 148 in the quarter ended March 31, 2003.

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

We need additional financing

         Our liquidity is significantly impacted by credit and collections issues. Our small business seminar channel formerly generated large balances of receivables and, depending on the quality of the credit and cash needs, we sold certain of the receivables, at a discount, to financing sources. Receivables that have not been sold are retained and billing and collecting administration have been outsourced. A large portion of the seminar customers have historically had sub-prime credit. Accordingly, many of the receivables generated by these customers have high credit risk.

         During the last six months of calendar 2002, the Company sold a significant portion of its contracts receivable, at a discount, in order to raise cash. The receivables sold were typically the highest quality in the portfolio, so the remaining contracts receivable represented the lowest quality. Accordingly, the Company experienced high delinquencies in the remaining receivables portfolios through December 31, 2002. This, coupled with the writedown of a certificate of deposit and the uncertainty experienced with the funding of the East West investment, have severely impacted the Company's liquidity and rendered it insolvent.

         At March 31, 2003, we had $60,678 in cash, which requires that we seek immediate additional capital. As of March 31, 2003, we had current assets of approximately $1.5 million and current liabilities of approximately $10.8 million. This represents a working capital deficit of approximately $9.3 million. The negative working capital balance includes as current liabilities approximately $1.3 million of deferred revenues and is mitigated by approximately $627,000 in net contracts receivables included in long-term assets.

         Our line of credit facility with Zions Bank includes covenants for tangible net worth and debt coverage ratios. As of March 31, 2003, the balance on the line was $413,687, and we were in violation of these covenants, and have sought waivers. As of the date hereof, the bank has not waived the violations, and if it were to demand payment of the entire balance, our liquidity would suffer. In January 2003, in exchange for an advance of $250,000 on the line, we designated a recurring revenue stream in the amount of approximately $40,000 per month for repayment of the outstanding balance on the line.

         The $250,000 principal payment due to Radical Communication, Inc. on October 1, 2002 has not been made, and in February 2003, $50,000 of the past due amount, and $100,000 of the $500,000 remaining balance due was converted into common stock at $4 per share. We are seeking an extension or conversion into equity of some or all of the remaining past due balance.

         We had $820,000 of convertible notes payable that were due on November 21, 2002. In November 2002, the note holders agreed to amend the repayment terms of the notes to increase the interest rate to 14%, lower the conversion price to $3 per share, establish payment terms calling for six equal monthly principal payments beginning in January 2003 through June 2003. The value of the grant of additional warrants and repricing of old warrants as computed using the Black-Scholes option pricing model, combined with the resulting beneficial conversion feature resulted in a discount to the note of $820,000, thus yielding an effective interest rate of 114%. The discount is being amortized over the term of the bridge notes, therefore $528,858 of the discount has been amortized as interest expense as of March 31, 2003. In January 2003, $130,667 of the notes were converted into 43,570 shares of common stock. As of May 31, 2003, the balance of the January payment that was not converted into common stock amounted to $50,107 and has not been paid, nor any other payments made.

         In February 2003, a group of investors led by East-West Capital Associates, Inc. ("East-West Capital") and its affiliate, East West Venture Group, LLC agreed to fund the $175,000 remainder of its $3 million obligation to purchase our common stock at $4 per share, by providing $25,000 in cash and $150,000 through the conversion of a portion of the note payable to Radical Communication, Inc. into common stock on the same terms. In addition, the February 2003 amendment to the stock purchase agreement terminated the remaining financing commitment of $800,000 in exchange for a cash investment of $200,000 in the Company by East-West Capital in the form of a convertible secured debenture, bearing interest at 10% per annum, and maturing on the earlier of 120 days from the funding date or the closing of a financing for at least an additional $500,000 or more of equity or debt. The debenture may be converted at the option of the holder at the lesser of (i) $1.375 per share or (ii) the same terms and conditions as a proposed new equity financing by the Company. The Company also agreed to reprice previous warrants issued to East-West Capital and its affiliates to $2.00 per share. This repricing, as computed using the Black-Scholes option pricing model, resulted in a discount to the note of $200,000, thus yielding an effective interest rate of 110%. $68,333 of the discount has been amortized as interest expense as of March 31, 2003. East-West Capital agreed to eliminate the protective provisions of the related investor rights agreement and provide active assistance to the Company in its proposed new equity financing efforts.

         In May 2003, we received a $400,000 bridge loan from an investor affiliated with a significant shareholder and who is a former director. The bridge loan accrues interest at the rate of 25% per annum, is secured by all assets of the Company, matures on the earlier of May 15, 2004, or the closing of the sale of certain assets from the Large Enterprise operations.

         The sale of assets from the Large Enterprise operations is designed to raise cash to pay off certain liabilities and allow us to reorganize around the Small Business software and services operations, which have recently released two new software products. The sale of assets has not been completed, and there is no assurance that it will be completed on terms that will be acceptable to us, or that the proceeds will be sufficient to allow us to successfully restructure and continue operations.

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

Results of operations

         Revenues from sales to the Large Enterprise customers increased to $1.9 million for the quarter ended March 31, 2003, a 61% increase over pro forma combined revenues of MindArrow and CaptureQuest for the same period for the previous year. The increase is primarily related to the addition of several large clients. In May 2003, we entered into a non-binding letter of intent to sell certain of the operating assets of the Large Enterprise division to Silverpop Systems, Inc., representing nearly one-half of these revenues.

         In recent months, we have introduced Axis(TM), a new software product that enables small businesses to create, manage and host websites using Macromedia, Inc.'s Flash(TM) technology, as well as Courier(TM), which is a Flash-enabled email marketing tool designed for small business customers. These products, together with professional services that will enable our customers to make the best use of them, are central to our strategy going forward.

         These new products allow us to shift our Small Business focus away from selling third-party products through the third-party seminar channel, formerly operated by our subsidiary, ePenzio, Inc. ("ePenzio"). At third-party workshops, known as "lead sources," ePenzio customers generally entered into long-term installment contracts to pay for the products and services they purchased, and we have experienced high rates of payment default in these contracts in the past several quarters. Accordingly, we have significantly reduced the number of installment contracts we are accepting, and have begun to seek new lead sources and other third-party sales channels. Quarterly revenues from our ePenzio subsidiary have decreased from $5.6 million for the quarter ended March 31, 2002 to $0.3 million in the current quarter.

         We have also shifted from selling through our direct seminar channels operated by our subsidiary Bring it Home, Inc., ("BiH"). The seminars operated by BiH required significant up-front cash investments in marketing in order to be successful, and our deteriorating liquidity made it increasingly difficult to operate the seminars profitably. Accordingly, in March 2003, we stopped selling through the seminar channel. Revenues from BiH decreased to $1.0 million in the quarter ended March 31, 2003, from $2.3 million in the same period of the prior year.

         Quarterly revenues totaled $3.3 million, a 58% decrease from the same quarter in the previous year. Revenues for the nine months ended March 31, 2003 decreased to $10.9 million from $19.3 million for the nine months ended March 31, 2002, a 44% decrease. The decreases are primarily the result of management's plan to reduce our dependency on lower quality ePenzio revenues.

         Gross profit decreased from $4.4 million for the three months ended March 31, 2002 to $2.1 million for the three months ended March 31, 2003. Gross profit decreased from $11.9 million, or 62% of revenues, to $8.4 million, or 77% of revenues, for the nine months ended March 31, 2003.

         Selling, general and administrative expenses increased from $3.6 million, or 45% of revenues, and $9.0 million, or 47% of revenues, for the quarter and nine months ended March 31, 2002, respectively, to $3.7 million, or 111% of revenues, and $13.6 million, or 125% of revenues, for the quarter and nine months ended March 31, 2003, respectively. These increases were associated with additional costs of integrating previously acquired companies and professional service and other costs associated with the combination of MindArrow and Category 5. During the quarter ended March 31, 2003, we completed cost reductions which will reduce costs in subsequent quarters.

         Bad debt expense increased to $245,001 and $4.6 million for the quarter and nine months ended March, 31, 2003, respectively, compared to no bad debt expense for the same periods from 2002. The increase resulted primarily from defaults on ePenzio's contracts receivable and the discount taken when contracts receivable were sold to financing companies. We have decreased our use of long-term contracts receivable for revenues generated by ePenzio, and therefore expect bad debt expense to decrease on both an absolute and relative basis in future quarters.

         We incurred a loss from operations of $27.0 million and $36.2 million for the quarter and nine months ended March 31, 2003, respectively, compared to income from operations of $772,105 and $2.8 million for the same periods from 2002. The loss resulted from a number of factors, including the factors discussed in the foregoing paragraphs and the following factors:

         o        Writedown of goodwill and identifiable intangibles.

         o The decrease in lead-source revenues and significant bad debt expense.

         o Costs associated with organizing and marketing Bring It Home seminars;

         o Increases in costs related to the acquisitions completed during the year; and


         Certain of these costs are nonrecurring, such as the costs associated with integrating acquired companies, and the curtailing of entering into installment contracts will significantly reduce bad debt expense in future quarters.

         The write-down of short-term investment of $1.0 million relates to a certificate of deposit account in the name of our CaptureQuest subsidiary that arose from an investment in CaptureQuest by Omnicorp Bank. The account was held at Omnicorp, which was declared insolvent by regulators in October 2002. Omnicorp has asked account holders to convert their certificates of deposit into an investment in preferred shares of Solara Ventures, Inc. a Canadian-based investment company. As of March 31, 2003, the entire balance was written down due to the uncertainty surrounding any recovery.

         We incurred a net loss of $27.6 million or $3.79 per share, and $36.5 million, or $6.04 per share, for the quarter and nine months ended March 31, 2003, respectively, compared to net income of $467,940, or $0.16 per share, and $1.8 million, or $0.63 per share, for the same periods in 2002.

Liquidity and sources of capital

         Our liquidity is significantly impacted by credit and collections issues. Our Small Business channel formerly generated large balances of receivables and, depending on the quality of the credit and cash needs, we sold certain of the receivables, at a discount, to financing sources. Receivables that have not been sold are retained and billing and collecting administration have been outsourced. A large portion of the Small Business customers have historically had sub-prime credit. Accordingly, many of the receivables generated by these customers may have high credit risk.

         During the last six months of calendar 2002, the Company sold a significant portion of its contracts receivable, at a discount, in order to raise cash. The receivables sold were typically the highest quality in the portfolio, so the remaining contracts receivable represented the lowest quality. Accordingly, the Company experienced high delinquencies in the remaining receivables portfolios through December 31, 2002. This, coupled with the writedown of a certificate of deposit and the uncertainty experienced with the funding of the East West investment, have severely impacted the Company's liquidity and rendered it insolvent.

         At March 31, 2003, we had $60,678 in cash, which requires that we seek immediate additional capital. As of March 31, 2003, we had current assets of approximately $1.5 million and current liabilities of approximately $10.8 million. This represents a working capital deficit of approximately $9.3 million. The negative working capital balance includes as current liabilities approximately $1.3 million of deferred revenues and is mitigated by approximately $627,000 in net contracts receivables included in long-term assets.
         Our line of credit facility with Zions Bank includes covenants for tangible net worth and debt coverage ratios. As of March 31, 2003, the balance on the line was $413,687, and we were in violation of these covenants, and have sought waivers. As of the date hereof, the bank has not waived the violations, and if it were to demand payment of the entire balance, our liquidity would suffer. In January 2003, in exchange for an advance of $250,000 on the line, we designated a recurring revenue stream in the amount of approximately $40,000 per month for repayment of the outstanding balance on the line.

         The $250,000 principal payment due to Radical Communication, Inc. on October 1, 2002 has not been made, and in February 2003, $50,000 of the past due amount, and $100,000 of the $500,000 remaining balance due was converted into common stock at $4 per share. We are seeking an extension or conversion into equity of some or all of the past due balance.

         We had $820,000 of convertible notes payable that were due on November 21, 2002. In November 2002, the note holders agreed to amend the repayment terms of the notes to increase the interest rate to 14%, lower the conversion price to $3 per share, establish payment terms calling for six equal monthly principal payments beginning in January 2003 through June 2003. The value of the grant of additional warrants and repricing of old warrants as computed using the Black-Scholes option pricing model, combined with the resulting beneficial conversion feature resulted in a discount to the note of $820,000, thus yielding an effective interest rate of 114%. The discount is being amortized over the term of the bridge notes, therefore $528,858 of the discount has been amortized as interest expense as of March 31, 2003. In January 2003, $130,667 of the notes were converted into 43,570 shares of common stock. As of May 31, 2003, the balance of the January payment that was not converted into common stock amounted to $50,107 and has not been paid, nor any other payments made.

         In February 2003, a group of investors led by East-West Capital Associates, Inc. ("East-West Capital") and its affiliate, East West Venture Group, LLC agreed to fund the $175,000 remainder of its $3 million obligation to purchase our common stock at $4 per share, by providing $25,000 in cash and $150,000 through the conversion of a portion of the note payable to Radical Communication, Inc. into common stock on the same terms. In addition, the February 2003 amendment to the stock purchase agreement terminated the remaining financing commitment of $800,000 in exchange for a cash investment of $200,000 in the Company by East-West Capital in the form of a convertible secured debenture, bearing interest at 10% per annum, and maturing on the earlier of 120 days from the funding date or the closing of a financing for at least an additional $500,000 or more of equity or debt. The debenture may be converted at the option of the holder at the lesser of (i) $1.375 per share or (ii) the same terms and conditions as a proposed new equity financing by the Company. The Company also agreed to reprice previous warrants issued to East-West Capital and its affiliates to $2.00 per share. This repricing, as computed using the Black-Scholes option pricing model, resulted in a discount to the note of $200,000, thus yielding an effective interest rate of 110%. $68,333 of the discount has been amortized as interest expense as of March 31, 2003. East-West Capital agreed to eliminate the protective provisions of the related investor rights agreement and provide active assistance to the Company in its proposed new equity financing efforts.

         In May 2003, we received a $400,000 bridge loan from an investor affiliated with a significant shareholder and who is a former director. The bridge loan accrues interest at the rate of 25% per annum, is secured by all assets of the Company, matures on the earlier of May 15, 2004, or the closing of the sale of certain assets of the Large Enterprise division. As consideration for entering into the bridge loan the Company issued warrants to purchase 495,000 shares of common stock at $0.33 per share.

         The sale of assets from the Large Enterprise operations is designed to raise cash to pay off certain liabilities and allow us to reorganize around the Small Business software and services operations, which have recently released two new software products. The sale of assets has not been completed, and there is no assurance that it will be completed on terms that will be acceptable to us, or that the proceeds will be sufficient to allow us to successfully restructure and continue operations.

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

         During the nine months ended March 31, 2003, we used $1,239,473 of cash from operating activities, generated $381,250 of cash in investing activities and generated $620,629 of cash in financing activities. During the nine months ended March 31, 2002, we used $1,120,991 million of cash in operating activities, used $97,567 of cash in investing activities and generated cash in financing activities of $1,396,486.

         Our liquidity has been significantly impacted by credit and collections issues. ePenzio formerly generated large balances of installment contracts receivable and, depending on the quality of the credit and the cash needs, we sold certain of the receivables, at a discount, to financing sources. The receivables that we did not sell were generated by these customers often had high credit risk. We have recently undertaken steps designed to improve collectibility and attempt to reclaim accounts that have been fully reserved or written off.

         We need additional capital to continue operations in the near term. Additional capital may come from the sale of certain assets of the Large Enterprise business or other available means, which may include debt and/or equity financings. We cannot give assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing and debt financing, if available, may include restrictive covenants. If we are unable to raise additional capital and/or reach agreement with our creditors to forgive a significant portion of the amounts owed to them, our operations will be severely harmed.

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

Risk Factors


We need additional financing
         Our liquidity is significantly impacted by credit and collections issues. Our Small Business channel formerly generated large balances of receivables and, depending on the quality of the credit and cash needs, we sold certain of the receivables, at a discount, to financing sources. Receivables that have not been sold are retained and billing and collecting administration have been outsourced. A large portion of the Small Business customers have historically had sub-prime credit. Accordingly, many of the receivables generated by these customers may have high credit risk.

         During the last six months of calendar 2002, the Company sold a significant portion of its contracts receivable, at a discount, in order to raise cash. The receivables sold were typically the highest quality in the portfolio, so the remaining contracts receivable represented the lowest quality. Accordingly, the Company experienced high delinquencies in the remaining receivables portfolios through December 31, 2002. This, coupled with the writedown of a certificate of deposit and the uncertainty experienced with the funding of the East West investment, have severely impacted the Company's liquidity and rendered it insolvent.

         At March 31, 2003, we had $60,678 in cash, which requires that we seek immediate additional capital. As of March 31, 2003, we had current assets of approximately $1.5 million and current liabilities of approximately $10.8 million. This represents a working capital deficit of approximately $9.3 million. The negative working capital balance includes as current liabilities approximately $1.3 million of deferred revenues and is mitigated by approximately $627,000 in net contracts receivables included in long-term assets.

         Our line of credit facility with Zions Bank includes covenants for tangible net worth and debt coverage ratios. As of March 31, 2003, the balance on the line was $413,687, and we were in violation of these covenants, and have sought waivers. As of the date hereof, the bank has not waived the violations, and if it were to demand payment of the entire balance, our liquidity would suffer. In January 2003, in exchange for an advance of $250,000 on the line, we designated a recurring revenue stream in the amount of approximately $40,000 per month for repayment of the outstanding balance on the line.

         The $250,000 principal payment due to Radical Communication, Inc. on October 1, 2002 has not been made, and in February 2003, $50,000 of the past due amount, and $100,000 of the $500,000 remaining balance due was converted into common stock at $4 per share. We are seeking an extension or conversion into equity of some or all of the remaining past due balance.

         We had $820,000 of convertible notes payable that were due on November 21, 2002. In November 2002, the note holders agreed to amend the repayment terms of the notes to increase the interest rate to 14%, lower the conversion price to $3 per share, establish payment terms calling for six equal monthly principal payments beginning in January 2003 through June 2003. The value of the grant of additional warrants and repricing of old warrants as computed using the Black-Scholes option pricing model, combined with the resulting beneficial conversion feature resulted in a discount to the note of $820,000, thus yielding an effective interest rate of 114%. The discount is being amortized over the term of the bridge notes, therefore $528,858 of the discount has been amortized as interest expense as of March 31, 2003. In January 2003, $130,667 of the notes were converted into 43,570 shares of common stock. As of May 31, 2003, the balance of the January payment that was not converted into common stock amounted to $50,107 and has not been paid, nor any other payments made.

         In February 2003, a group of investors led by East-West Capital Associates, Inc. ("East-West Capital") and its affiliate, East West Venture Group, LLC agreed to fund the $175,000 remainder of its $3 million obligation to purchase our common stock at $4 per share, by providing $25,000 in cash and $150,000 through the conversion of a portion of the note payable to Radical Communication, Inc. into common stock on the same terms. In addition, the February 2003 amendment to the stock purchase agreement terminated the remaining financing commitment of $800,000 in exchange for a cash investment of $200,000 in the Company by East-West Capital in the form of a convertible secured debenture, bearing interest at 10% per annum, and maturing on the earlier of 120 days from the funding date or the closing of a financing for at least an additional $500,000 or more of equity or debt. The debenture may be converted at the option of the holder at the lesser of (i) $1.375 per share or (ii) the same terms and conditions as a proposed new equity financing by the Company. The Company also agreed to reprice previous warrants issued to East-West Capital and its affiliates to $2.00 per share. This repricing, as computed using the Black-Scholes option pricing model, resulted in a discount to the note of $200,000, thus yielding an effective interest rate of 110%. $68,333 of the discount has been amortized as interest expense as of March 31, 2003. East-West Capital agreed to eliminate the protective provisions of the related investor rights agreement and provide active assistance to the Company in its proposed new equity financing efforts.

         In May 2003, we received a $400,000 bridge loan from an investor affiliated with a significant shareholder and who is a former director. The bridge loan accrues interest at the rate of 25% per annum, is secured by all assets of the Company, matures on the earlier of May 15, 2004, or the closing of the sale of certain assets of the Large Enterprise division.

         The sale of assets from the Large Enterprise operations is designed to raise cash to pay off certain liabilities and allow us to reorganize around the Small Business software and services operations, which have recently released two new software products. The sale of assets has not been completed, and there is no assurance that it will be completed on terms that will be acceptable to us, or that the proceeds will be sufficient to allow us to successfully restructure and continue operations.

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

         THERE CAN BE NO ASSURANCE THAT THE PROPOSED SALE OF ASSETS WILL CLOSE OR THAT ANY ADDITIONAL FINANCING WILL BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL. IF WE ARE UNSUCCESSFUL IN RAISING ADDITIONAL FUNDS, OUR LIQUIDITY POSITION WILL BE MATERIALLY AND ADVERSELY AFFECTED AND WE COULD BE REQUIRED TO MAKE DRASTIC COST REDUCTIONS, WHICH WOULD NEGATIVELY IMPACT OUR OPERATIONS.

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

Recent actions that we have taken may negatively impact our ability to achieve our business objectives

         In order to manage our liquidity and cash position, over the past year we have had to implement certain cost cutting measures, including significant reductions in force. After these staff reductions, as of June 15, 2003, we had 52 full time employees. Although these cost cutting measures have improved our short-term cash requirements, they may negatively impact our ability to grow our business and achieve our business objectives.

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

         Our ability to achieve and sustain profitability would be adversely affected if we:

         o        fail to effectively market and sell our services;

         o fail to develop new and maintain existing relationships with clients;

         o fail to continue to develop and upgrade our technology and network infrastructure;

         o        fail to respond to competitive developments;

         o fail to introduce enhancements to our existing products and services to address new technologies and standards; or

         o        fail to attract and retain qualified personnel.

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

         Our operating results may fluctuate significantly in the future as a result of a variety of factors. These factors include:

         o        the demand for our services;

         o        the addition or loss of individual clients;

         o the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

         o the introduction of new products or services by us or our competitors; and

         o general economic conditions and economic conditions specific to the Internet, such as electronic commerce and online media.

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

We are not sure if the market will accept our product offerings

         Our ability to succeed will depend on the following, none of which can be assured:

         o        the effectiveness of our marketing and sales efforts;

         o        market acceptance of our current and future offerings; and

         o        the reliability of our networks and services.

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

We depend on continued growth in use of the Internet

         Rapid growth in use of the Internet is a recent phenomenon and there can be no assurance that use of the Internet will continue to grow or that a sufficient base of users will emerge to support our business. The Internet may not be accepted as a viable medium for broadcasting advertising and brochure distribution, for a number of reasons, including:

         o        inadequate development of the necessary infrastructure;

         o        inadequate development of enabling technologies;

         o lack of acceptance of the Internet as a medium for distributing rich media advertising; and

         o        inadequate commercial support for Web-based advertising.

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

         Our success will depend, in part, on our ability to:

         o        develop and enhance technologies useful in our business;

         o develop new services and technology that address the increasingly sophisticated and varied needs of our current and prospective clients; and

         o adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

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

Our operating results could be impaired if we become subject to burdensome government regulations and legal uncertainties concerning the Internet

         Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to:

         o        user privacy;

         o        pricing, usage fees and taxes;

         o        content;

         o        copyrights;

         o        distribution;

         o        characteristics and quality of products and services; and

         o        online advertising and marketing.

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


Our stock price has been and may continue to be volatile

         The trading price of our common stock has been and is likely to continue to be highly volatile. For example, on May 1, 2003, our common stock closed at $0.23 per share, and on November 12, 2002, our common stock closed at $4.70 per share. Our stock price could be subject to wide fluctuations in response to factors such as:

         o        the average daily trading volume of our common stock;

         o actual or anticipated variations in quarterly operating results and our need for additional financing to fund our continuing operations;

         o announcements of technological innovations, new products or services by us or our competitors;

         o the addition or loss of strategic relationships or relationships with our key customers;

         o conditions or trends in the Internet, streaming media, media delivery, and online commerce markets;

         o changes in the market valuations of other Internet, online service, or software companies;

         o announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

         o sales of our common stock and legal or regulatory developments;

         o        additions or departures of key personnel;

         o our failure to obtain additional financing on satisfactory terms, or at all; and

         o        general market conditions.

         o        need to file bankruptcy if we cannot restructure our debt

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


Failure to satisfy Nasdaq SmallCap Market listing requirements may result in our stock being delisted from The Nasdaq SmallCap Market.

         Our common stock is currently listed on The Nasdaq SmallCap Market under the symbol "AVLN." For continued inclusion on The Nasdaq SmallCap Market, we must maintain, among other requirements, a minimum bid price of $1.00 per share. On April 8, 2003, Nasdaq notified us that we are not in compliance with Nasdaq's minimum bid price per share required for continued listing on the Nasdaq SmallCap Market. We have until October 6, 2003 to regain compliance with Nasdaq's minimum bid requirement by maintaining the minimum closing bid price per share for a minimum of 10 consecutive trading days by that date.

         In addition, On May 27, 2003, Nasdaq notified us that we were not in compliance with Nasdaq's requirement that we remain current in making all required filings with the SEC and that we had not paid our annual listing fees. We have been granted a hearing before Nasdaq's Listing Qualifications Panel on June 26, 2003, where a determination will be made whether we have regained compliance with the continued listing standards.

         In the event that we fail to satisfy the listing standards on a continuous basis, our common stock may be removed from listing on The Nasdaq SmallCap Market. If our common stock was delisted from The Nasdaq SmallCap Market, trading of our common stock, if any, may be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the "Bulletin Board." As a result, stockholders could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, our common stock, and the trading price per share could be reduced.

Insiders own approximately 38% of our outstanding common stock and their interests could conflict with those of other stockholders.


         Our current directors and senior employees own approximately 38% of our outstanding common stock. As a result, the directors and executive officers collectively may be able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

Future sales of our common stock may depress our stock price
         Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of June 25, 2003, we had 7,348,279 shares of common stock outstanding. A significant number of these shares are not publicly traded but are available for immediate resale to the public. We also have reserved shares of our common stock as follows:

         o 2,987,509 shares are reserved for issuance upon the exercise of warrants;

         o 1,071,264 shares are reserved for issuance upon the exercise of stock options.

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

There are risks inherent in conducting international operations

         There are many risks associated with our international operations in eastern Asia, including, but not limited to:

         o difficulties in collecting accounts receivable and longer collection periods;

         o        changing and conflicting regulatory requirements;

         o        potentially adverse tax consequences;

         o        tariffs and general export and customs restrictions;

         o        difficulties in staffing and managing foreign operations;

         o        political instability;

         o        fluctuations in currency exchange rates;

         o        the need to develop localized versions of our products;

         o        national standardization and certification requirements;

         o        seasonal reductions of business activity; and

         o        the impact of local economic conditions and practices.

         Any of the above-listed risks could have a material adverse effect on our future business, financial condition, or results of operations.

International markets for online marketing are in their very early stages of development

         We distribute email messages globally. To date, we have developed or modified into foreign language text and delivered rich media content to recipients in the United Kingdom, France, Switzerland, Austria, Norway, Sweden, Iceland, Finland, Denmark, Greece, Lebanon, Mexico, Panama, Peru, Philippines, Australia, Singapore, Hong Kong, China, and Taiwan. The markets for online advertising and direct marketing in these countries are generally in earlier stages of development than in the United States, and we cannot assure you that the market for, and use of online advertising and direct marketing in international markets such as these and others will be significant in the future. Factors that may account for slower growth in the online advertising and direct marketing markets include, but are not limited to:

         o slower growth in the number of individuals using the Internet internationally;

         o        privacy concerns;

         o a lower rate of advertising spending internationally than in the United States; and

         o a greater reluctance to use the Internet for advertising and direct marketing.

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

         We do not know for certain how existing laws governing issues such as privacy, property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media, and data protection, apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. Changes to or the interpretation of these laws could:

         o        limit the growth of the Internet;

         o create uncertainty in the marketplace that could reduce demand for our products and services;

         o        increase our cost of doing business;

         o expose us to significant liabilities associated with content distributed or accessed through our products or services, and with our provision of products and services, and with the features or performance of our products;

         o lead to increased product development costs, or otherwise harm our business; or

         o decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

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

         In addition, the Child Online Privacy Protection Act ("COPPA") became effective as of April 21, 2000. COPPA requires operators of commercial Web sites and online services directed to children (under 13), and general audience sites that know that they are collecting personal information from a child, to:

         o        provide parents notice of their information practices;

         o obtain verifiable parental consent before collecting a child's personal information, with certain limited exceptions;

         o give parents a choice as to whether their child's information will be disclosed to third parties;

         o provide parents access to their child's personal information and allow them to review it and/or have it deleted;

         o give parents the opportunity to prevent further use or collection of information; not require a child to provide more information than is reasonably necessary to participate in an activity; and

         o maintain the confidentiality, security, and integrity of information collected from children.

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

         Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. As of March 31, 2003, our investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held at two financial institutions. We do not use derivative financial instruments in our investment portfolio.

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

         In May 2003, the Company settled a dispute with MindArrow's former landlord over amounts due under a lease for MindArrow's former facilities. The settlement, in the amount of $803,000, is included in "Accounts payable and accrued liabilities" on the accompanying consolidated balance sheet, and calls for payments of $5,000 per month beginning in July 2003, increasing to $10,000 per month beginning in March 2004, and increasing to $100,000 per quarter beginning in January 2005 until the balance is paid.

         The Company settled a lawsuit filed by Sunrise International Leasing Corporation with the District Court, Fourth Judicial District, in the County of Hennepin, Minnesota, on May 6, 2002, for default of payment and breach of lease on two equipment leases. The equipment has been returned and we agreed to pay a net of $137,000 to Sunrise in settlement, the full amount of which has been included in accounts payable and accrued liabilities at March 31, 2003.

         The Company settled a lawsuit filed by EMC Corporation with the Orange County Superior Court on July 11, 2002, for failure of payment on equipment. The plaintiff is seeking monetary damages in the amount of $117,526. The Company has agreed to a settlement of $9,564, to be paid by July 17, 2003. The full amount of the claim has been included with accounts payable and accrued liabilities at March 31, 2003.

         The Company is a defendant in a lawsuit filed by RR Donnelley & Sons Company with the Orange County Superior Court on March 25, 2003, for failure of payment for services provided to Category 5 Technologies, Inc. The plaintiff is seeking monetary damages in the amount of $82,324. The Company anticipates settling for damages, the full amount of which have been included with accounts payable and accrued liabilities at March 31, 2003.

         The Company is a defendant in a lawsuit filed by Bowne of Los Angeles, Inc. with the Los Angeles County Superior Court on March 13, 2003, for failure of payment for services. The plaintiff is seeking monetary damages in the amount of $141,169. The Company anticipates settling for damages, the full amount of which have been included with accounts payable and accrued liabilities at March 31, 2003.

         The Company is a defendant in a lawsuit filed by iMatcher, Inc. with the Supreme Court of the State of New York, County of Suffolk on May 28, 2003, for failure of payment for services. The plaintiff is seeking monetary damages in the amount of $156,460. The Company anticipates settling for damages, the $53,673 of which have been included with accounts payable and accrued liabilities at March 31, 2003.

Item 2.  Changes in Securities and Use of Proceeds

         During the quarter ended March 31, 2003, the Company issued the following equity securities in transactions not registered under the Securities
Act:

         On January 31, 2003 the Company acquired Mindwire, Inc. in exchange for 46,700 shares of common stock valued at $1.36 per share, which were issued to the stockholders of Mindwire, Inc.

         In February 2003, a $50,000 advance made by Michael Ray was converted into 40,000 shares of common stock and warrants to purchase an additional 20,000 shares at $2 per share.

         In June 2002, MindArrow obtained a commitment for between $3 million and up to $4 million in financing by offering up to 1 million shares of common stock at a price of $4.00 per share from a group of investors led by East-West Capital Associates, Inc. ("East-West Capital") and its affiliate, East West Venture Group, LLC. Through December 31, 2002, the Company had received $2.825 million in proceeds towards the $3.0 million minimum commitment and $200,000 towards the $1 million portion subject to a demand by the Company's board of directors. During the quarter ended December 31, 2002, 25,000 shares of common stock were issued pursuant to partial closings under this commitment. The stock purchase agreement, as amended in February 2003 called for the remaining $175,000 of the minimum commitment to be funded by providing $25,000 in cash and $150,000 through the conversion of a portion of the note payable to Radical Communication, Inc. into common stock on the same terms. East-West Capital is the owner of 20% of the capital stock of Radical Communication, Inc.

         All of the foregoing issuances were without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D thereunder. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. These sales were made without general solicitation or advertising. Each recipient was either an accredited or sophisticated investor and had adequate access to relevant information about us.

Item 3.  Defaults Upon Senior Securities

         The Company is in default on $690,000 of convertible notes payable to sixteen investors (the "Convertible Notes"). The terms of the notes, as amended in November 2002, call for interest to be paid at the rate of 14% per annum, and principal to be paid in six equal monthly principal payments beginning in January 2003 through June 2003. As of May 31, 2003, the balance of the January payment that was not converted into common stock amounted to $50,107 and has not been paid, nor any other payments made. The total amount of past due principal and interest as of that date is $605,527.

         The $250,000 principal payment due to Radical Communication, Inc. on October 1, 2002 was not made. In February 2003, $150,000 of the note balance was converted into 37,500 shares of common stock and warrants to purchase 43,125 shares of common stock at $2 per share. The Company is seeking an extension or conversion into equity of some or all of the remaining overdue balance.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(A)      EXHIBITS

         10.10    Second Amendment to Agreements, dated February 18, 2003

(B)      REPORTS ON FORM 8-K

         On June 20, 2003, the Registrant filed a Report on Form 8-K disclosing under Item 4 that it had made a change in certifying auditors, from Grant Thornton LLP to Tanner + Co., P.C.

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


                                         Avalon Digital Marketing Systems, Inc.
                                         --------------------------------------
                                                    (Registrant)



Date: June 26, 2003                      /s/ ROBERT I. WEBBER
                                         -------------------------------------
                                         Robert I. Webber
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)



Date: June 26, 2003                      /s/ MICHAEL R. FRIEDL
                                         --------------------------------------
                                         Michael R. Friedl
                                         Chief Financial Officer, Secretary, and
                                         Treasurer (Principal Financial and
                                         Accounting Officer)

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

Dated: June 26, 2003, by                   /s/ ROBERT I. WEBBER
                                           -------------------------------------
                                           Robert I. Webber
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)

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

Dated: June 26, 2003, by                 /s/ MICHAEL R. FRIEDL
                                         --------------------------------------
                                         Michael R. Friedl
                                         Chief Financial Officer, Secretary, and
                                         Treasurer (Principal Financial and
                                         Accounting Officer)

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of Avalon Digital Marketing Systems, Inc. ("Avalon"), that, to his knowledge, the Quarterly Report of Avalon on Form 10-Q for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of Avalon.

Date: June 26, 2003                   /s/ ROBERT I. WEBBER
                                      -------------------------------------
                                      Robert I. Webber
                                      Chief Executive Officer and President
                                      (Principal Executive Officer)



Date: June 26, 2003                   /s/ MICHAEL R. FRIEDL
                                      --------------------------------------
                                      Michael R. Friedl
                                      Chief Financial Officer, Secretary, and
                                      Treasurer (Principal Financial and
                                      Accounting Officer)