Form 10QSB
period 2004-12-31
AVALON DIGITAL MARKETING SYSTEMS INC
filed 2005-05-18
CIK 1095792

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                           ---------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the quarterly period ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___ to ___


                         Commission File Number: 0-28403

                           ---------------------------

                     Avalon Digital Marketing Systems, Inc.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                           Delaware                           77-0511097
                 -----------------------------           -----------------------
                       (State or other                     (I.R.S. Employer
                       jurisdiction of                    Identification No.)
                       incorporation or
                        organization)

               5255 N. Edgewood Drive, Suite 250, Provo, UT 84604
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 225-7073
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

         The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                  Class                            Outstanding at May 16, 2005
     -------------------------------------       -------------------------------
      Common Stock, $.0001 par value                        1,175,725

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                     Avalon Digital Marketing Systems, Inc.
                      Unaudited Consolidated Balance Sheet
--------------------------------------------------------------------------------


                                                                Successor
                                                                 Company
                                                             -----------------
                                                                  As of
                                                               December 31,
                                                                   2004
                                                             -----------------

Assets
Current assets:
   Cash                                                          $    370,388

   Receivables, net:
    Contract                                                           87,650
    Trade                                                              15,538
    Retainages                                                         28,700
   Prepaid assets                                                      31,100
                                                             -----------------

    Total current assets                                              533,376

Fixed assets, net                                                     190,605

Reorganization value in excess of amounts
  allocable to identifiable assets                                  1,972,340
Deposits                                                                1,250
                                                             -----------------

    Total assets                                               $    2,697,571
                                                             -----------------

Liabilities and Shareholders' Equity

Liabilities not subject to compromise:
Current liabilities:
   Accounts payable and accrued liabilities                     $     281,774
   Estimated receivable repurchase obligation                         116,815
                                                             -----------------

    Total current liabilities                                         398,589

Long-term notes payable                                             1,367,573

Liabilities subject to compromise (Note 3)                                  -

Commitments and contingencies (Note 7)

Preferred stock subject to compromise:
   Series D Preferred stock, par value $0.001,
    10,000,000 shares authorized,
    1,000,000 shares issued at June 30, 2004,
    respectively                                                            -
Shareholders' equity:
   Common stock, $0.0001 par value,10,000,000
    shares authorized, 1,175,725 shares
    issued and outstanding at December 31, 2004.                        1,175
   Old Common stock, $0.001 par value, 75,000,000
   shares authorized, 8,713,279 shares issued
   and outstanding at June 30, 2004                                         -
   Additional paid-in capital                                         930,234
   Retained earnings                                                        -
                                                             -----------------

    Total shareholders' equity                                        931,409
                                                             -----------------

    Total liabilities and shareholders' equity                $     2,697,571
                                                             -----------------



        The accompanying notes are an integral part of these consolidated financial statements.

                     Avalon Digital Marketing Systems, Inc.
                 Unaudited Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                          Predecessor Company
                                                     -------------------------------------------------------------------------------
                                                           Three-Month Period Ended                   Six-Month Period Ended
                                                                 December 31,                               December 31,
                                                     ------------------------------------  -----------------------------------------
                                                           2004                 2003                  2004                 2003
                                                     --------------  --------------------  -------------------  --------------------
Revenues                                               $   281,755           $   528,370          $   538,727          $  1,114,339

Cost of goods sold                                          12,517                42,536               30,871               122,591
                                                     --------------  --------------------  -------------------  --------------------

     Gross profit                                          269,238               485,834              507,856               991,748
                                                     --------------  --------------------  -------------------  --------------------

Selling, general and administrative                        576,074               667,134            1,066,637             1,437,729
Bad debt expense                                             6,370                12,831               11,827                30,928
Settlement expense                                               -                     -                    -               249,500
                                                     --------------  --------------------  -------------------  --------------------

     Total operating expenses                              582,444               679,965            1,078,464             1,718,157
                                                     --------------  --------------------  -------------------  --------------------

Loss from operations                                      (313,206)             (194,131)            (570,608)             (726,409)

Interest income                                              6,706                38,936               19,183                91,168
Interest expense                                           (15,278)              (53,851)             (36,045)             (126,986)
Reorganization items, net                                8,254,042                     -            8,254,042                     -
                                                     -------------------------------------  ----------------------------------------

Net income (loss) from continuing operations before
   income taxes                                          7,932,264              (209,046)           7,666,572              (762,227)

(Provision) benefit for income taxes:
   Current                                                       -                     -                    -                     -
   Deferred                                                      -                     -                    -                     -
                                                     --------------  --------------------  -------------------  --------------------

Net income (loss)                                      $ 7,932,264            $ (209,046)         $ 7,666,572            $ (762,227)
                                                     ==============  ====================  ===================  ====================







        The accompanying notes are an integral part of these consolidated financial statements.

                     Avalon Digital Marketing Systems, Inc.
                   Unaudited Consolidated Statement of Equity
--------------------------------------------------------------------------------



                                     Series D Preferred       Common stock               Additional
                                 ---------------------------  ----------------------      Paid-in       Retained
                                   Shares        Amount       Shares      Amount          Capital       Earnings            Total
                                 ------------  ------------ ------------------------  ------------- --------------  ---------------
Balance at June 30, 2004
(Predecessor Company)              1,000,000         1,000      8,713,279      8,713   $ 22,618,580  $ (32,258,993)   $  (9,630,700)

Net loss                                                                                          0      7,666,572        7,666,572
Conversion of
  preferred securities            (1,000,000)       (1,000)     1,000,000      1,000              -              -                -
Issuance of warrant in
   conjuction with
   Convertible Note                                                                           1,000                           1,000
Issuance of warrant in
   conjuction with
   settlement of
   secured note                                                                                 500                             500
Issuance of Sucessor
   common stock                                                 1,175,725      1,175        930,234              -          931,409
Application of fresh-start
   reporting (Note 4):
   Cancellation of
   Predecessor common stock                                    (9,713,279)    (9,713)   (22,620,080)                    (22,629,793)
   Elimination of
   Predecessor accumulated
     deficit                                                                                            24,592,421       24,592,421

                                 ------------  ------------ ------------------------  ------------- --------------  ---------------

Balance at December 31, 2004
(Successor Company)              $         -  $          -   $  1,175,725   $  1,175  $     930,234  $           0   $      931,409



        The accompanying notes are an integral part of these consolidated financial statements.

                     Avalon Digital Marketing Systems, Inc.
                 Unaudited Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                Six Months Ended
                                                                  December 31,           December 31,
                                                                     2004                   2003
                                                             -------------------  --------------------
Cash flows from operating activities:
   Net income (loss)                                           $      7,666,572     $        (762,227)

   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Allowance for doubtful acounts                                      11,827                30,928
     Depreciation and amortization                                      103,687               141,431
     Recovery of A/R previously allowed for                             (21,976)             (104,753)
     Loss on impairment of goodwill                                           -                43,200
     Effect of the plan of reorganization and
       revaluation of assets and liabilities                         (8,254,042)                    -
     Reorganization items settled in cash                              (903,598)                    -
     Amortization of debt discount                                       17,830                44,780
     Issuance of stock related to settlement (Note 6)                         -               249,500
      Contract receivables, net                                         220,743               441,772
      Trade receivables                                                  25,332               (49,594)
      Retainages receivable                                                   -                (7,777)
      Prepaid assets                                                    (23,954)              (22,512)
      Deposits                                                                -               (13,250)
      Accounts payable                                                  271,811               431,741
      Deferred revenue                                                        -              (141,451)
                                                             -------------------  --------------------

        Net cash provided by (used in) operating activities            (885,768)              281,788
                                                             -------------------  --------------------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                               -                 2,545
                                                             -------------------  --------------------

        Net cash (used in) provided by investing activities                   -                 2,545
                                                             -------------------  --------------------

Cash flows from financing activities:
   Borrowings on line of credit                                               -                 2,463
   Proceeds from notes payable                                        1,337,813
   Repayments on note payable                                          (132,186)             (195,741)
                                                             -------------------  --------------------

        Net cash (used in) financing activities                       1,205,627              (193,278)
                                                             -------------------  --------------------

Net increase (decrease) in cash                                         319,859                91,055
Cash, beginning of year                                                  50,529                 1,734
                                                             -------------------  --------------------

Cash, end of year                                              $        370,388     $          92,789
                                                             ===================  ====================

Supplemental disclosures of cash flow information:
   Interest paid                                               $              -     $               -
   Income taxes paid                                           $              -     $               -
                                                             ===================  ====================
Supplemental disclosures of non-cash financing activities:

   Issuance of common stock for preferred stock                $          1,000     $               -


        The accompanying notes are an integral part of these consolidated financial statements.

                     Avalon Digital Marketing Systems, Inc.
              Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------


1.       BUSINESS AND ORGANIZATION

         On September 5, 2003 (the "Petition Date"), Avalon Digital Marketing Systems, Inc. (the "Company") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Utah, Central Division (the "Bankruptcy Court"). The Company recently emerged from Chapter 11 Bankruptcy by obtaining confirmation of its Plan, which has become effective, and received a concurrent debt infusion of approximately $1.3 million. The Bankruptcy Court entered an order on November 3, 2004 confirming the Company's First Amended Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the "Plan"). The Plan became effective on November 18, 2004, with the closing of the financing and related confirmation matters effective December 9, 2004. All conditions required for adoption of fresh-start reporting were met on November 18, 2004 and the Company selected December 31, 2004 as the date to adopt the accounting provisions of fresh-start reporting. As a result, the fair value of the Predecessor Company's assets became the new basis for the Successor Company's consolidated balance sheet as of December 31, 2004, and all results of operations beginning January 1, 2005 are those of the Successor Company.

         The Company was formed as a result of a merger between MindArrow Systems, Inc. ("MindArrow") and Category 5 Technologies, Inc. ("Category 5") on September 30, 2002.

         Category 5 was founded in 1998 as Executive Credit Services LLC and incorporated under the name ePenzio, Inc. ("ePenzio") in May 2000. On May 29, 2001, Network Investor Communications, Inc. ("NWIC") acquired all of the outstanding shares of ePenzio, and effective July 23, 2001, NWIC changed its name to Category 5 Technologies, Inc. For accounting purposes the business combination with NWIC was treated as a reverse merger or a recapitalization of ePenzio, with ePenzio being treated as the accounting acquirer. On September 30, 2002, MindArrow acquired all of the outstanding shares of Category 5 and changed its name to Avalon Digital Marketing Systems, Inc. For accounting purposes, the business combination with MindArrow was treated as a reverse acquisition, with Category 5 being the acquirer.

         The Company develops and provides software and services that enable its clients to communicate and sell more effectively and efficiently over the web, via email, and through other digital channels.

         The Predecessor Company's business included the small business and large enterprise sales channels.

         The small business channel was the primary source of historical revenues, and provided small businesses with merchant services and digital marketing software, primarily marketed through workshops.

         Small business operations consisted primarily of the Category 5 subsidiary. In March 2003, the Company stopped selling its products through seminars, and refocused on selling software and services through alternative distribution methods. The large enterprise operations consisted primarily of the former MindArrow clientele. In June 2003, the Company sold certain of the assets from its large enterprise operations to Silverpop Systems, Inc. After the sale, the Company changed its focus to software-based solutions for its small business customers.

         Company revenues were derived from the production and delivery of rich media messages and software license fees. Production services include theme development, design and layout, special effects, hyperlink recommendations, hyperlink page design and creation, custom programming, reporting and sales cycle consultation.

         The Company currently sells its products and services through a direct sales force and a small network of sales affiliates.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited consolidated financial statements of Avalon Digital Marketing Systems, Inc, ("AVALON" or "the Company") were prepared in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial

                    Avalon Digital Marketing Systems, Inc.
              Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------


statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of December 31, 2004 and June 30, 2004, its results of operations for the three and six months ended December 31, 2004 and 2003, and its cash flows for the six months ended December 31, 2004 and 2003. The results of operations for period ended December 31, 2004 may not be indicative of the results that may be expected for the year ending June 30, 2005.

Going Concern

         Historically, the Company has incurred net losses and negative cash flows from the operating activities. During the three months ended December 31, 2004, the Company emerged from bankruptcy as a Successor Company and had negative cash flows of $2,820,093 from operating activities. At December 31, 2004, the Company had a deficit in working capital. The Company's ability to meet its obligations as they come due is dependent upon its ability to obtain additional financing as required, and ultimately to achieve and sustain profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The Company will continue to attempt to raise capital through private equity or debt offerings, as well as from institutional investors until internally generated profitability is achieved.

         There can be no assurance that the Company will be successful in executing its plans to obtain additional debt or equity financing. If the Company is unable to obtain additional debt or equity financing, it may be unable to continue operating.

Fresh-start reporting

         For the period subsequent to the Petition Date, the accompanying consolidated financial statements have been prepared in accordance with the American Institute of Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheet and classified as liabilities subject to compromise at the estimated amounts of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Interest has not been accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in the Company's consolidated statement of operations. Cash used for reorganization items is disclosed separately in the consolidated statement of cash flows.

Principles of consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company account balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Substantially all of the Company's cash and cash equivalents are held in one financial institution. As of December 31, 2004 and June 30, 2004, the carrying amounts of cash were $370,388 and $50,524, respectively. The Company maintains its cash in bank deposit accounts and may exceed federally insured limits. The Company has not experienced any losses in these accounts and believes it is not exposed to significant credit risk on cash account balances.

         The Company performs ongoing credit evaluations of its customers and will maintain reserves for potential credit losses as the need arises.

         In the normal course of business the Company has historically sold certain of its receivables to financing companies. The Company's sales of receivables to financing companies include limited recourse provisions, which are deemed non-hedging derivatives pursuant to the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging" ("SFAS No. 133"). The purpose of the limited recourse provisions are normal in the course of business and are meant to facilitate the sale of receivables to financing companies. The fair value of the recourse liability has been determined using a best estimate method, and the fair value estimate is based on historical recourse rates experienced by the Company. The fair value of the recourse obligation at December 31, 2004 and June 30, 2004 is $116,815 and $138,791, respectively.

                    Avalon Digital Marketing Systems, Inc.
              Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------


Use of estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and cash equivalents

         Cash equivalents include short-term, highly liquid instruments with original maturities of 90 days or less. At December 31, 2004, the Company's cash and cash equivalents were held by one financial institution. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Property and equipment

         Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:


                                                                 Years
                                                               ----------

                         Furnitures and fixtures                  5-7
                         Computer hardware and software            3
                         Machinery and equipment                  5-7


         Leasehold improvements are amortized over the shorter of the term of the related leases or estimated service lives. Upon sale or retirement of assets, cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations.

Impairment of assets

         The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the asset's carrying amount to future undiscounted net cash flows the asset is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the projected discounted future cash flows arising from the asset or its fair value, whichever is more determinable.

Fair value of financial instruments

         The Company's financial instruments generally consist of cash, short-term investments, receivables, payables, loans from stockholders, convertible notes, line of credit and capital lease. The carrying amount of cash, short-term investments, and payables approximates fair value due to the short-term nature of these items. The loan from stockholder's convertible notes, line of credit and capital lease also approximate fair value based on evaluations of market interest rates and the short-term nature of the payable.

                    Avalon Digital Marketing Systems, Inc.
              Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

Estimated receivable repurchase obligation

         In the normal course of business the Company sells its receivables to financing companies. The Company's sales of receivables to financing companies include limited recourse provisions, which are deemed non-hedging derivatives pursuant to the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging." The purpose of the limited recourse provisions are normal in the course of business and are meant to facilitate the sale of receivables to financing companies. The fair value of the recourse liability has been determined using a best estimate method, and the fair value estimate was based on historical recourse rates experienced by the Company. The fair value of the recourse obligation at December 31, 2004 and June 30, 2004 is $116,815 and $138,741, respectively. Increases and decreases in the recourse liability are recorded as reductions and increases of revenue, respectively.

Revenue recognition

         Revenue from the sale of products is recognized when the following four criteria are met: persuasive evidence of an arrangement exists; products are shipped and the customer takes ownership and assumes the risk of loss; the selling price is fixed or determinable; and collectibility is reasonably assured.

         Revenue from lead generation or email delivery consulting is recognized when the consulting or production services are rendered and messages are delivered. Revenue from media sales is recognized upon placing advertisements. Revenue from other consulting is recognized as the services are rendered.

         The Company records cash receipts from clients and billed amounts due from clients in excess of revenue recognized as deferred revenue. The timing and amount of cash receipts from clients can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period.

Goodwill and Intangible Assets

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

Income taxes

         Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. Income tax expense (benefit) is the tax payable (receivable) for the period plus the change during the period in the deferred tax assets and liabilities.

Stock-based compensation

         The Company measures compensation expense for its equity incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and provides pro forma disclosures of net income as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), had been applied. Stock-based awards to non-employees are accounted for under the provisions of SFAS No. 123 and related pronouncements.

                    Avalon Digital Marketing Systems, Inc.
              Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" ("SFAS No. 148"), which became effective for fiscal years ended after December 15, 2002. SFAS No. 148 requires that certain pro forma information be presented in the summary of significant accounting policies note to the consolidated financial statements, assuming the Company recognized it stock-based compensation using the fair value method.

         The Company has not provided pro forma disclosures as defined by SFAS No. 148 for 2004 and 2003 as there were no stock option issuances and proforma impact.

Earnings per share

         Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share is computed using the weighted average number of common shares during the period plus dilutive potential common shares. Dilutive potential common shares include the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the incremental common shares issuable upon conversion of convertible preferred stock and notes payable (using the if-converted method). Potential common shares in the diluted net earnings (loss) per share computation are excluded where their effect would be anti-dilutive.

         Historical earning per share information has not been presented. The Company does not believe that this information is relevant in any material respect for users of its financial statements because all existing equity interests were eliminated (without a distribution) upon consummation of the Plan of Reorganization.

Internal use software

         The Company capitalizes software development costs incurred from the time technological feasibility of the software is established until the software is ready for use to provide processing services to customers. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred.

Recently issued Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS 153 will have a material impact on our financial position or results of operations.

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No.123 (Revised 2004), Share Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard and the effect of the adoption of SFAS 123R will have on our financial position, results of operations, or cash flow.

Reclassifications

         Certain amounts in the prior period financial statements have been reclassified to be consistent with the current year presentation.

                    Avalon Digital Marketing Systems, Inc.
              Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------


3.       VOLUNTARY REORGANIZATION UNDER CHAPTER 11

Bankruptcy Proceedings

         On September 5, 2003, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the Bankruptcy Code were stayed while the Company continues business operating as Debtor-In-Possession. Those claims were reflected in the June 30, 2004 consolidated balance sheets as liabilities and preferred stock subject to compromise. Prior to the application of fresh-start reporting, the Company's June 30, 2004 consolidated balance sheet included the related balances subject to compromise described in the table below. However, the adoption of fresh-start reporting results in the settlement of such balances based on the estimated payment amounts pursuant to the Plan with the difference recorded as a reorganization gain in the consolidated statement of operations for the six months ended December 31, 2004.

         The Company continued to operate its business as Debtor-In-Possession through November 18, 2004. As a consequence of the bankruptcy filing, most litigation against the Company was stayed.

         The Company filed the Plan on May 28, 2004 and the Plan was confirmed by the Bankruptcy Court on November 3, 2004, and was consummated on November 18, 2004. A summary of the significant provisions of the Plan is set forth below:

         o All common and preferred equity shares of the Company (and all stock options and warrants) were cancelled;

         o    All debt securities of the Company were settled and cancelled;

         o Unexpired leases and executory contracts of the Company were assumed or rejected in accordance with the Plan;

         o The Company issued $1.338 million principal amount of 3% Secured Convertible Promissory Notes due 2007;

         o Pursuant to the Plan, approximately 1.1 million shares of new Company common stock were issued to settle the claims of general unsecured creditors, 73,483 shares of new Company common stock were issued to the former shareholders of the Company. Additionally, approximately 6.2 million shares of new Company common stock have been authorized and reserved relating to convertible promissory notes and new warrants issued by the Company on December 9, 2004 in connection with the Company's emergence from bankruptcy;

         o Approximately 300,000 shares of new Company common stock were authorized and reserved for issuance to the secured creditor of the Predecessor Company.

         o Total payments of approximately $904,000 in cash were estimated in the Plan to be paid to settle certain claims against the Company and administrative expenses related to the Bankruptcy Proceedings; and

         o The distribution provisions of the Plan allowed the Company to settle and discharge the allowed claims of certain classes of creditors in cash and stock, as described above.

Plan of Reorganization

         The following briefly summarizes the classification and treatment of claims and equity interests under the Plan:

Claims estimated to be fully recoverable

         o Administrative expenses and other priority claims, secured tax claims and other secured claims were to be paid in cash.

                    Avalon Digital Marketing Systems, Inc.
              Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

         o Obligations incurred in the ordinary course of business during the pendency of the Chapter 11 cases or approved by the Bankruptcy Court and pre-existing obligations assumed by the Company were paid in full when due.

Claims having an estimated recovery of less than 100%

         o Company general unsecured claims were settled and discharged by the payment of $245,000 in cash to a trust established for the benefit of creditors (the "Creditors Trust"), by transferring certain litigation rights and claims to the Creditors Trust (which transfer has occurred) and by the distribution of approximately 127 shares of common stock of the Successor Company for each $1,000 of allowed claim and cash equal to 2.31% of the allowed claim.

         o Company's common stockholders were to receive approximately 1 share of common stock in the Successor Company for approximately each 132 shares of common stock held in the Predecessor Company.

Claims receiving no compensation

         o    Company subordinated claims received no distribution.

Dividends or Stock Repurchases

         o No amounts were distributed in cash in the form of dividends or stock repurchases.

Liabilities Subject To Compromise

         Liabilities subject to compromise represent the liabilities of the Company incurred prior to the Petition Date, except those that were not impaired under the Plan. Liabilities subject to compromise consisted of the following at December 31, 2004:


Pre-petition accounts payable and accrued liabilities              $  7,148,241
Notes payable                                                         2,187,289
Other liabilities                                                       743,805
                                                                ----------------

    Total liabilities subject to compromise                        $ 10,079,335
                                                                ================

         For the amounts reported as liabilities subject to compromise in the table above, the Company will reconcile recorded pre-petition liabilities with the actual claims filed by creditors. In some individual instances and in total, claims filed by creditors are in excess of the amounts recorded by the Company's debtors. The Company has recorded an estimate of allowed claims based on the reconciliation work that has been completed to date. However, given the size and complexity of the Chapter 11 cases, there is some uncertainty as to the ultimate liability that will be negotiated with creditors for these pre-petition claims, and, the final liability upon completion of the reconciliation and negotiation with claimants at a future date may be significantly higher or lower than management's current estimate. The Company's debtors and the Creditors Trust intend to contest claims to the extent they exceed the amounts the Company's debtors believe are due and to the extent an objection would have a material effect on pro-rata distribution.

During the six months ended December 31, 2004, the Predecessor Company made adjustments to liabilities subject to compromise for additional liabilities recognized under the Plan. The following table identifies the changes in the Predecessor Company's liabilities subject to compromise prior to the adoption of fresh-start reporting on December 31, 2004:

                   Avalon Digital Marketing Systems, Inc.
              Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------



Liabilities subject to compromise as of June 30, 2004             $   9,449,617
Additions:
    Additional liabilities                                              629,718
                                                                ---------------

Liabilities subject to compromise as of December 31, 2004         $  10,079,335
                                                                ===============


No interest expense related to pre-petition debt has been accrued following the Petition Date as none of the allowed claims against the Company has underlying collateral in excess of the principal amount of debt.

Reorganization items, net

         Following the filing of the Chapter 11 cases, the Company commenced a comprehensive reorganization process, together with its financial and legal advisors, to review and analyze its businesses, contracts and leases to determine if any of these owned assets should be divested and which contracts and leases should be rejected or assumed during the Chapter 11 cases.

         Reorganization items consisted primarily of $8,254,042 related to the effects of the plan of reorganization and fresh-start reporting,

         Included in reorganization items, net for the quarter ended December 31, 2004 was the Company's gain recognized from the effects of the Plan. The gain results from the difference between the Company's carrying value of remaining pre-petition liabilities, minority interests and common stock subject to compromise and the amounts to be distributed pursuant to the Plan. The gain from the effects of the Plan and the application of fresh-start reporting is comprised of the following:


Discharge of liabilities subject to compromise                     $ 10,079,335
Discharge of common stock subject to compromise                           8,539
Issuance of new common stock                                           (930,234)
Amounts settled in cash                                                (903,598)
                                                                ----------------

Gain from the effects of the Plan                                  $  8,254,042
                                                                ================

4.       FRESH-START REPORTING

         In accordance with SOP 90-7, the Company adopted fresh-start reporting as of the close of business on December 31, 2004. The consolidated balance sheet as of December 31, 2004 gives effect to allocations to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. As discussed below, these allocation adjustments recorded to the carrying amounts of assets and liabilities in the December 31, 2004 consolidated balance sheet are subject to adjustment as estimated valuations are finalized.

         The consolidated balance sheet included in this Quarterly Report on Form 10-QSB reflects the implementation of the Plan as if the Plan had been effective on December 31, 2004. Reorganization adjustments have been recorded in the consolidated balance sheet to reflect the discharge of debt and the adoption of fresh-start reporting in accordance with SOP 90-7.

         These estimates of fair value have been reflected in the Company's consolidated balance sheet as of December 31, 2004. However, as these estimates are finalized, the allocations of fair value in the Company's balance sheet could result in additional adjustments to the fair value of assets or present value of estimated liabilities during the allocation period while the Company continues to obtain information necessary to complete its final allocation. These adjustments could result from additional information related to the assumptions and estimates used in determining the fair value of long-lived assets. Potential allocation adjustments to the Company's assets include estimates used for the fair value of contracts, property, plant and equipment.

                   Avalon Digital Marketing Systems, Inc.
              Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

         In applying fresh-start reporting, the Company followed these principles:

         o Each liability existing as of the fresh-start reporting date has been stated at the present value of the amounts to be paid, determined at appropriate current interest rates. Deferred revenue was adjusted to reflect the fair value of future costs of contractual performance obligations plus a normal profit margin.

         o The Company is evaluating the fair value of property, plant and equipment assets and will reclass from the intangible upon final determination.

         The following table identifies the adjustments recorded to the Company's December 31, 2004 consolidated balance sheet as a result of implementing the Plan and applying fresh-start reporting (in millions):

                   Avalon Digital Marketing Systems, Inc.
              Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                                             Adjustments to Record
                                                    Predecessor               Confirmation of Plan                  Successor
                                                      Company         -----------------------------------------       Company
                                                    December 31,          Debt       Exchange       Fresh           December 31,
                                                        2004           Discharge     of Stock       Start               2004
                                                 -------------------  -------------- ----------  --------------  -------------------
Assets
Current assets:
   Cash                                              $    1,273,986     $  (903,598)                                  $     370,388
   Receivables, net:
     Contract                                                87,650                                                          87,650
     Trade                                                   15,538                                                          15,538
     Retainages                                              28,700                                                          28,700
   Prepaid assets                                            31,100                                                          31,100
                                                 -------------------                                             -------------------

     Total current assets                                 1,436,974                                                         533,376

Fixed assets, net                                           190,605                                                         190,605

Identifiable intangible assets, net                               -                                                               -
Reorganization value in excess of amounts allocable
   to identifiable assets                                         -                                  1,972,340            1,972,340
Deposits                                                      1,250                                                           1,250
                                                 -------------------                                             -------------------

     Total assets                                    $    1,628,829                                                  $    2,697,571
                                                 -------------------                                             -------------------

Liabilities and Shareholders' Deficit
Liabilities not subject to compromise:
Current liabilities:
   Accounts payable and accrued liabilities           $     281,774                                                         281,774
   Deferred revenue                                               -                                                               -
   Notes payable                                          1,367,573                                                       1,367,573
   Estimated receivable repurchase obligation               116,815                                                         116,815
   Deferred taxes                                                 -                                                               -
                                                 -------------------                                             -------------------

     Total current liabilities                            1,766,162                                                       1,766,162

   Liabilities subject to compromise                     10,079,335     (10,079,335)                                              -

Commitments and contingencies (Notes 15)

Preferred stock subject to compromise                         1,000                     (1,000)                                   -
Shareholders' deficit:
   Common stock - new (Successor)                                 -           1,175                                           1,175
   Common stock - old (Predecessor)                           8,713                     (8,713)                                   -
   Additional paid-in capital                            22,620,080         930,234                (22,620,080)             930,234
   Retained deficit                                     (32,846,463)      9,175,738   (921,696)     24,592,421                    -
                                                 -------------------                                             -------------------

     Total shareholders' deficit                        (10,216,670)                                                        931,409
                                                 -------------------                                             -------------------

     Total liabilities and shareholders' deficit     $    1,628,827                                                  $    2,697,571
                                                 -------------------                                             -------------------


5.       RECEIVABLES

Contracts Receivable

         Contracts receivable consist of amounts due from customers of the Small Business sales channel. The customers have typically entered into 36-month installment contracts and the portion of the balance that is due within one year is included in the current balance. The allowance for doubtful accounts is estimated using the Company's experience in collecting from these customers. At December 31, 2004 and June 30, 2004, contracts receivable consisted of the following:

                   Avalon Digital Marketing Systems, Inc.
              Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

                                          December 31,           June 30,
                                              2004                 2004
                                        ------------------   -----------------

Contract receivables - current                   $180,836           $ 440,057
    Allowance for doubtful accounts               (93,186)           (119,837)
                                        ------------------   -----------------
Contract receivables - current, net              $ 87,650           $ 320,220
                                        ==================   =================

6.       NOTES PAYABLE

Liabilities Not Subject to Compromise

Line of Credit

         In August 2002, the Company, through its wholly-owned subsidiary, ePenzio, Inc., renewed its revolving line of credit with Zions First National Bank (the "Zions Facility") and increased the amount of the credit facility to $2 million. The annual interest rate applied to the unpaid principal balance of the Zions Facility is 1% over Prime. The Zions Facility is secured by all inventory, chattel paper, accounts and general intangibles owned by the Company on or after September 11, 2001. As of December 31, 2004 and June 30, 2004, the Company had a balance of $0.00 and $36,556 under the Zions Facility. In January 2003, with permission of the Bankruptcy Court and in exchange for an advance of $250,000 on the line, the Company designated a recurring revenue stream in the amount of approximately $40,000 per month for repayment of the outstanding balance on the line. The entire amount outstanding under the Zions Facility was subsequently repaid in full prior to December 31, 2004.

Secured Promissory Notes

         On June 30, 2003, the Company received a $300,000 bridge loan from an investor affiliated with a significant stockholder and who is a former director (Note 8). Interest in the amount of $75,000 was deemed to be accrued and owing in full upon entering into the bridge loan. Additionally, interest at the rate of 25% per annum accrued on all amounts owning under the bridge loan on and after the maturity date. The bridge loan was secured by all assets of the Company, and matured on June 30, 2004. As consideration for entering into the bridge loan the Company issued warrants to purchase 300,000 shares of common stock at $0.22 per share. The Creditors Committee in the Company's bankruptcy proceedings disputed the amount and validity of the bridge loan during the pendency of the bankruptcy proceedings. The bridge loan and all disputes relating to the bridge loan were settled pursuant to an agreement approved by the Bankruptcy Court and was considered satisfied on December 9, 2004 from the proceeds of the bankruptcy financing.

         On November 30, 2004, in conjunction with the Plan of Reorganization, the Company issued a secured promissory note in the amount of $29,860 to a former secured creditor affiliated with two current employees of the Company. Interest on the note accrues at a rate of 6% per annum. The entire balance is to be repaid in three equal monthly installments beginning December 17, 2004.

         On December 13, 2004, the Company issued two secured convertible promissory notes in the amounts of $822,763 and $514,950. These notes were issued in conjunction with an investment relating to the Company's emergence from bankruptcy. The notes convert into 5,143,795 shares of Company common stock. Unless converted, the notes automatically mature and principal is due and payable on December 13, 2007. Interest on the notes accrues at a rate of 3% per annum, increasing to a rate of 8% in the event of default. Accrued interest on the notes is payable quarterly on the last day of each three-month period beginning on December 13, 2004.

                   Avalon Digital Marketing Systems, Inc.
              Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

Debt Subject to Compromise

         Pre-petition debt subject to compromise as of December 31, 2004 consisted of the following:

Notes payable                                                     $1,298,000
Convertible notes payable                                            889,289
                                                             ----------------

    Total debt subject to compromise                              $2,187,289
                                                             ================

Morrison & Foerster Note Payable

         On March 18, 2003, the Company issued a promissory note in the principal amount of $715,000 to Morrison & Foerster LLP and entered into a related security agreement in payment for legal services previously provided and recorded by the Company in accounts payable and accrued liabilities. The note bore interest at 10% per annum and was due upon the receipt of gross proceeds from a debt or equity financing of $100,000 or greater, in the amount of 15% of net proceeds from the financing, and on the tenth calendar day of each month in the amount of ten percent of the Company's cash and short term investments. This note payable was secured by substantially all of the assets of the Company.

         In June 2003, the note and security agreement were amended to release the security interest in the assets of the Company. The amendment required a cash payment of $150,000 and the issuance of 1,000,000 shares of newly-created series of preferred stock of the Company.

         According to the Plan, which was confirmed by the Bankruptcy Court on November 3, 2004, each share of the preferred stock was converted into one share of common stock on December 9, 2004, and all obligations related to the indebtedness to Morrison & Foerster LLP were settled and discharged under the Plan.

Convertible Note Payable

         In November 2001, the Company issued convertible notes in the aggregate principal amount of $820,000 to sixteen investors (the "Convertible Notes"). The Convertible Notes bore interest at 8% per annum, were due on November 21, 2002, and were convertible into shares of common stock at the option of the holders.

         In December 2002, the holders of the Convertible Notes agreed to amend the repayment terms to increase the interest rate to 14%, lower the conversion price and establish payment terms calling for six equal monthly principal payments from January 2003 through June 2003. The note holders also received additional warrants to purchase common stock and an amendment to their original warrants to reduce the exercise price.

         The grant of additional warrants and repricing of old warrants, combined with the resulting beneficial conversion feature resulted in a discount to the note of $820,000, thus yielding an effective interest rate of 114%. The discount was amortized over the term of the Convertible Notes, therefore $820,000 of the discount was amortized as interest expense as of June 30, 2003.

         In January 2003, $130,667 of the notes were converted into 43,570 shares of common stock. The balance of the January payment that was not converted into common stock amounted to $50,107.

         All obligations under the Convertible Notes and the related warrants to purchase common stock of the Company were settled and discharged under the Plan.

Radical Communications, Inc.

         In September 2001, MindArrow issued an unsecured subordinated note payable in the principal amount of $1 million to Radical Communication, Inc. ("Radical"), in connection with MindArrow's acquisition of substantially all of the assets of Radical. In August 2002, $250,000 of the principal balance was converted into 62,500 shares of common stock and warrants to purchase 71,875 shares of common stock.

                   Avalon Digital Marketing Systems, Inc.
              Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

         The note bore interest at 5% per annum and was due in two principal installments; $250,000 on October 1, 2002 and $500,000 on October 1, 2003. The initial payment was not made when due, and in February 2003, $150,000 of this note was converted into 37,500 shares of common stock and warrants to purchase 43,125 shares of common stock at $2 per share.

         All obligations under this notes and the related warrants to purchase common stock of the Company were settled and discharged under the Plan.

OTR Promissory Note

         In May 2003, the Company settled a dispute with MindArrow's former landlord over amounts due under a lease for MindArrow's former facilities. In the settlement, the Company issued a promissory note in a principal amount of $830,000 that called for payments of $5,000 per month from July 2003 until February 2004 and $10,000 per month beginning in March 2004 until full payment. In January 2005, the payments were scheduled to increase to $100,000 per quarter until the balance was paid. In June 2003, a judgment lien covering all of the assets of the Company was filed in connection with this settlement. As a consequence of the bankruptcy filing, the above judgment lien did not perfect. As of June 30, 2003, the Company had paid $105,000 of the outstanding promissory note.

         All obligations under the note were settled and discharged under the Plan.

AGEA Convertible Promissory Note

         In September 2003, the Company agreed to amend an asset purchase agreement dated December 20, 2002 and issue an additional 825,000 shares of common stock and a convertible promissory note in the principle amount of $200,000 to the original investors and shareholders of the AGEA Corporation ("AGEA Parties"). The AGEA Parties agreed to release the Company from all liability under the original asset purchase agreement dated December 20, 2002. The Company recognized settlement expense of $249,000 as of June 30, 2004 related to the agreement.

         All obligations under the convertible promissory note were settled and discharged under the Plan.

7.       COMMITMENTS AND CONTINGENCIES

Operating leases

         The Company leases office space in Provo, Utah from a related party under a non-cancelable lease agreement. The original term of the lease was thirty-six months commencing on September 1, 2001 and terminating on August 31, 2004. On November 15, 2004, the Company exercised it Renewal Option under the original lease. The Renewal Option requires monthly lease payments ranging from $6,100 to $6,415 over the lease term expiring on November 30, 2007.

Legal claims

         From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights.

         The Company's liquidity position has resulted in it becoming party to lawsuits for non-payment of liabilities. These amounts are included in "Liabilities subject to compromise" and "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet at December 31, 2004 and June 30, 2004. The Company is working with the creditors to reach settlements and payment terms that are acceptable. As a consequence of the bankruptcy filing, most litigation regarding non-payment of liabilities against the Company has been stayed.

         In July, 2004, the Company received a notice from the Utah Department of Consumer Protection (the "Department") indicating that a former subsidiary of the Company (which had subsequently been merged into the Company) had incurred a fine in the amount of $44,000, which resulted in the Company being placed on the Consumer Watch List. The Department has asserted that this fine may not be discharged by the Plan or the Company's bankruptcy proceedings. The Company is in discussions with the Department and the State of Utah regarding the dischargability of this fine.

                   Avalon Digital Marketing Systems, Inc.
              Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

         In 1999 and 2000, MindArrow was a victim of a fraud perpetrated by its former transfer agent and her accomplice, who were convicted of felonies arising from the scheme. At sentencing hearings in April and July 2002, the perpetrators were ordered to pay to the Company $10.9 million in restitution in addition to amounts already received. Any further recovery on these causes of action have been assigned to the Creditors Trust.

8.       RELATED PARTY TRANSACTIONS

Loans from Stockholders

         Two stockholders of the Company have advanced amounts to the Company. The advances do not bear interest and are non-secured. Both of the stockholders who advanced the amounts were employees of the Company. At June 30, 2004, the amount due to the shareholders was $208,868.

         All obligations under this loans to the Company were settled and discharged under the Plan.

Secured Promissory Notes

         An investor affiliated with a significant shareholder and who is a director provided to the Company a bridge loan on June 30, 2003 in the amount of $300,000 (Note 6). All obligations under the secured promissory note were settled and discharged under the Plan.

         On November 30, 2004, in conjunction with the Plan of Reorganization, the Company issued a secured promissory note in the amount of $29,760 to a former secured creditor affiliated with two current employees of the Company. Interest on the note accrues at a rate of 6% per annum. The entire balance is to be repaid in three equal monthly installments beginning December 17, 2004.

Sales Commission

         An investor affiliated with a significant shareholder and who is a director provides sales lead generation services for the Company for which commissions were paid. Commissions paid for the quarter and six months ended December 31, 2004 totaled approximately $6,471 and $16,633, respectively.

Office Lease

         The Company leases office space from a related party under a three year lease agreement commencing September 1, 2001 (Note 7).

9.       SHAREHOLDERS' EQUITY

Series D Preferred Stock Subject to Compromise

         In June 2003, a note agreement (Note 6 - Morrison & Foerster Note Payable) was amended to release the security interest in the assets of the Company upon the earlier of the closing of the pending sale to Silverpop Systems, Inc. (Note 10) or July 30, 2003. The amendment calls for a cash payment of $150,000 and the issuance of 1,000,000 shares of newly-created Series D preferred stock. Under the note agreement, if the payment is not made and issuance of preferred stock not completed according to the terms of the amendment, then the terms of the original note and security agreement will be reinstated. Each share of Series D Preferred Stock, when issued, will be convertible into one share of common stock and carry a liquidation preference of $0.25.

         According to the Company's Plan Reorganization, which was confirmed by the Bankruptcy Court on November 03, 2004, each share of the Series D Preferred Stock was converted into one share of common stock on December 09, 2004. All further payment obligations under this note were settled and discharged under the Plan.

                   Avalon Digital Marketing Systems, Inc.
              Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

Common Stock

         Under the Plan, all equity securities of the Company were cancelled as of November 18, 2004. Also under the Plan, approximately 1.1 million shares of new Company common stock shares were authorized to be issued to settle the claims of general unsecured creditors, 73,483 shares of new Company common stock were authorized to be issued to the former shareholders of the Company. Additionally, approximately 6.2 million shares of new Company common stock have been authorized and reserved relating to convertible promissory notes and new warrants issued by the Company on December 9, 2004 in connection with the Company's emergence from bankruptcy.

Warrants

         Under the Plan, all equity securities of the Company, including all outstanding warrants, were cancelled as of November 18, 2004. In connection with the consummation of the Plan, the Company issued 1,028,761 warrants to certain former creditors of the Company and to investors in the Company's convertible notes issued December 9, 2004. As of December 31, 2004, all of these warrants were outstanding with exercise prices ranging from $.0001 to $.00011 per share, and with expiration dates in 2011. The Company has reserved sufficient shares of common stock to meet its stock option and warrant obligations.

10.      SUBSEQUENT EVENTS

         On January 14, 2005, the Board of Directors approved and reserved for issuance 1 million shares of Company common stock to be issued upon exercise of stock options. These options have an exercise price of $0.01 with one-fourth vesting upon issuance and the remainder vesting equally in January 2006, 2007 and 2008. Additionally, the Board of Directors issued approximately 850,000 options to employees and members of the Board of Directors.

         On February 14, 2005, the Company made a loan to Hubbard Acquisition Corp. in the amount of $125,000. The Company's largest secured creditor is affiliated with Hubbard Acquisition Corp. The loan was collateralized by a Note and Warrant Purchase and Security Agreement previously executed by the Company. Additionally, the loan was personally guaranteed by an individual affiliated with the Company's largest secured creditor.

         On March 8, 2005, the Company issued a promissory note to the Law Debenture Trust Company of New York in the amount of $45,000 for services to be rendered associated with the Plan of Reorganization and review and approval of Company's unsecured claims. $15,000 remains outstanding under this note.

         In April 2005, Hubbard Acquisition Corp., under a certain Settlement Agreement with the Company, repaid the $125,000 loan made on February 14, 2005. Additionally, the Company was compensated for legal fees and other costs associated with reviewing a joint venture proposal made by Hubbard Acquisition Corp. In addition to the repayment of the loan, Hubbard Acquisition Corp. issued a promissory note to the Company for $33,500. This promissory note was to be repaid on or before April 16, 2005. Currently the note is in default and has not been repaid.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read together with Company consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-QSB.

Overview

         On September 5, 2003 (the "Petition Date"), Avalon Digital Marketing Systems, Inc. (the "Company") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Utah, Central Division (the "Bankruptcy Court"). The Company recently emerged from Chapter 11 Bankruptcy by obtaining confirmation of its Plan, which has become effective, and received a concurrent debt infusion of approximately $1.3 million. The Bankruptcy Court entered an order on November 3, 2004 confirming the Company's First Amended Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the "Plan"). The Plan became effective on November 18, 2004, with the closing of the financing and related confirmation matters effective December 9, 2004.

         The Company was formed as a result of a merger between MindArrow Systems, Inc. ("MindArrow") and Category 5 Technologies, Inc. ("Category 5") on September 30, 2002.

         The Company was founded in 1998 as Executive Credit Services LLC and incorporated under the name ePenzio, Inc. in May 2000. On May 29, 2001, NWIC acquired all of the outstanding shares of ePenzio, and effective July 23, 2001, NWIC changed its name to Category 5 Technologies, Inc. For accounting purposes the business combination with NWIC was treated as a reverse merger or a recapitalization of ePenzio, with ePenzio being treated as the accounting acquirer. On September 30, 2002, MindArrow Systems, Inc., a Delaware corporation, acquired all of the outstanding shares of Category 5 and changed its name to Avalon Digital Marketing Systems, Inc.

         The Company develops and provides software and services that enable its clients to communicate and sell more effectively and efficiently over the web, via email, and through other digital channels.

         The Predecessor Company's business was divided between the small business and large enterprise sales channels.

         The small business channel was the primary source of historical revenues, and provided small businesses with merchant services and digital marketing software, primarily marketed through workshops.

         Small business operations consisted primarily of the Category 5 subsidiary. In March 2003, the Company stopped selling its products through seminars, and refocused on selling software and services through alternative distribution methods. The large enterprise operations consisted primarily of the former MindArrow clientele. In June 2003, the Company sold certain of the assets from its large enterprise operations to Silverpop Systems, Inc. After the sale, the Company changed its focus to software-based solutions for its small business customers.

         Company revenues were derived from the production and delivery of rich media messages and software license fees. Production services include theme development, design and layout, special effects, hyperlink recommendations, hyperlink page design and creation, custom programming, reporting and sales cycle consultation.

         The Company currently sells its products and services through a direct sales force and a small network of sales affiliates.

Critical accounting policies

Fresh-start reporting

         For the period subsequent to the Petition Date, the accompanying consolidated financial statements have been prepared in accordance with the American Institute of Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheet and classified as liabilities subject to compromise at the estimated amounts of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Interest has not been accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and are reported separately as reorganization items in the Company's consolidated statement of operations. Cash used for reorganization items is disclosed separately in the consolidated statement of cash flows.

Estimated receivable repurchase obligation

         In the normal course of business the Company sells its receivables to financing companies. The Company's sales of receivables to financing companies include limited recourse provisions, which are deemed non-hedging derivatives pursuant to the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging." The purpose of the limited recourse provisions are normal in the course of business and are meant to facilitate the sale of receivables to financing companies. The fair value of the recourse liability has been determined using a best estimate method, and the fair value estimate was based on historical recourse rates experienced by the Company. The fair value of the recourse obligation at December 31, 2004 and June 30, 2004 is $116,815 and $138,741, respectively. Increases and decreases in the recourse liability are recorded as reductions and increases of revenue, respectively.

Revenue recognition

         Revenue from the sale of products is recognized when the following four criteria are met: persuasive evidence of an arrangement exists; products are shipped and the customer takes ownership and assumes the risk of loss; the selling price is fixed or determinable; and collectibility is reasonably assured.

         Revenue from lead generation or email delivery consulting is recognized when the consulting or production services are rendered and messages are delivered. Revenue from media sales is recognized upon placing advertisements. Revenue from other consulting is recognized as the services are rendered.

         The Company records cash receipts from clients and billed amounts due from clients in excess of revenue recognized as deferred revenue. The timing and amount of cash receipts from clients can vary significantly depending on specific contract terms and can therefore have a significant impact on the amount of deferred revenue in any given period.

Stock-based compensation

         The Company measures compensation expense for its equity incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and provides pro forma disclosures of net income as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), had been applied. Stock-based awards to non-employees are accounted for under the provisions of SFAS No. 123 and related pronouncements.

         The Company has not provided pro forma disclosures as defined by SFAS No. 148 for 2004 and 2003 as there were no stock option issuances and proforma impact.

Recent accounting pronouncements

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS 153 will have a material impact on our financial position or results of operations.

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No.123 (Revised 2004), Share Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard and the effect of the adoption of SFAS 123R will have on our financial position, results of operations, or cash flow.

The Company needs additional financing

         The Company is in the process of emerging from bankruptcy protection under Chapter 11 of the Bankruptcy Code. The Company has paid, and will continue to incur costs associated with the recent bankruptcy process. As a result of the use of many of the Company's resources to settle debts as part of its bankruptcy proceedings and the related costs associated with emerging from bankruptcy protection, the Company has a significant need for addition capital.

         Pursuant to the terms of the Plan, on December 9, 2004, the Company issued Secured Convertible Promissory Notes (the "Secured Notes") payable in the aggregate principal amount of $1,337,813. The Secured Notes are payable upon maturity and mature on December 13, 2007. The Company also issued warrants to purchase 734,828 shares of the Company's common stock in connection with the issuance of the Secured Notes.

         In addition, the Company's liquidity is significantly impacted by credit and collection issues. Prior to its bankruptcy, the Company generated large balances of receivables and, depending on the quality of the credit and cash needs, certain of the receivables were sold, at a discount, to financing sources. Receivables that were not sold were retained and billing and collecting administration were outsourced. A large portion of the Company's customers prior to its bankruptcy had sub-prime credit. Accordingly, many of the receivables generated by these customers had high credit risk.

         At December 31, 2004, the Company had $370,388 in cash, which requires that it seek immediate additional capital. As of December 31, 2004, total assets were $2,697,571 and total liabilities were $1,766,162.

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

         In the Company's view, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon its continued operations, which in turn is dependent upon its ability to meet obligations on a continuing basis. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should it be unable to continue in existence.

Results of operations

         In recent months, the Company has maintained Axis(TM), a software product that enables small businesses to create, manage and host websites using Macromedia, Inc.'s Flash(TM) technology, as well as Courier(TM), which is a Flash-enabled email marketing tool designed for small business customers. These products, together with professional services that will enable customers to make the best use of them, should contribute to the Company's revenue going forward.

         Throughout the bankruptcy process, The Company has been actively engaged in the development of a new, enterprise level software application. This application, Point Blank, is an enterprise email marketing system that manages the entire life-cycle of strategic email marketing campaigns, from list management to design and execution, to reporting. Combining robust creation and delivery features with event-driven content and campaign logic, the software delivers individually customized messaging to each recipient without sacrificing the economic and marketing advantages of email. Point Blank is offered as an ASP product, allowing global access via the Web, and providing full third-party data and program access through a web services interface. These new products should allow the Company to shift its reliance away from the sources of revenue generated prior to its bankruptcy filing. Clients of the Company prior to its bankruptcy generally entered into long-term installment contracts to pay for the products and services they purchased, and the Company experienced high rates of payment default in these contracts.

         Quarterly revenues totaled $281,755, a 47% decrease from the same quarter in the previous year. Revenues for the six months ended December 31, 2004 decreased to $538,727 from $1,114,339 for the six months ended December 31, 2003, a 52% decrease. The decreases are primarily the result of management's plan to reduce its dependency on the lower quality revenues typically produced prior to the Company's bankruptcy filing, and a shift in the overall direction of the Company by developing its own, proprietary, digital marketing software application.

         Gross profit decreased from $485,834 for the three months ended December 31, 2003 to $269,238 for the three months ended December 31, 2004. Gross profit decreased from $991,748, or 89% of revenues, to $507,856, or 94% of revenues, for the six months ended December 31, 2004.

         Selling, general and administrative expenses decreased from $667,134, or 126% of revenues, and $1,437,729, or 129% of revenues, for the quarter and six months ended December 31, 2003, respectively, to $576,074, or 204% of revenues, and $1,066,637, or 198% of revenues, for the quarter and six months ended December 31, 2004, respectively. These decreases were associated with a reduction in workforce and scaled back operations during bankruptcy. During the quarter ended December 31, 2004, the Company completed cost reductions which should reduce costs in subsequent quarters.

         Bad debt expense decreased from $12,831 and $30,928 for the quarter and six months ended December, 31, 2003, respectively, to $6,370 and $11,827 for the quarter and six months ended December 31, 2004, respectively. The decrease resulted primarily from a reduction in defaults on contracts receivable of the Company pertaining to contracts receivable previously sold to financing companies. The Company has decreased its dependence on long-term contracts receivable for revenues generated prior to the Company's bankruptcy filing, and therefore expects bad debt expense to decrease on both an absolute and relative basis in future quarters.

         The Company incurred a loss from operations of $313,206 and $570,608 for the quarter and six months ended December, 31, 2004, respectively, compared to a loss from operations of $194,131 and $726,409 for the same periods from 2003. The loss resulted from a number of factors, including the factors discussed in the foregoing paragraphs and the following factors:

         o    The decrease in lead-source revenues and bad debt expense;

         o Reduction in new sales due to perceived instability during bankruptcy; and

         o Increases in costs related to the bankruptcy completed during the year.

         Certain of these costs are nonrecurring, such as the costs associated with bankruptcy, and the curtailing of entering into installment contracts will significantly reduce bad debt expense in future quarters.

Liquidity and sources of capital

         In conjunction with its recent Plan of Reorganization and emergence from Chapter 11 bankruptcy, on December 9, 2004, the Company issued Secured Convertible Promissory Notes payable in the amount of $1,337,813 and due in 2007. Additionally, the Company has paid, and will continue to incur costs associated with the recent bankruptcy process.

         At December 31, 2004, the Company had $370,388 in cash, which requires that it seek immediate additional capital. As of December 31, 2004, total assets were $2,697,571 and total liabilities were $1,766,162.

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

         In the Company's view, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon its continued operations, which in turn is dependent upon its ability to meet obligations on a continuing basis. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should it be unable to continue in existence.

         During the six months ended December 31, 2004, the Company used $885,768 of cash from operating activities and generated $1,205,627 of cash in financing activities. During the six months ended December 31, 2003, the Company generated $281,788 of cash from operating activities, generated $2,545 of cash in investing activities and used $193,278 of cash in financing activities. Liquidity is significantly impacted by credit and collection issues and the continued costs and fees associated with the recent bankruptcy process.

         The Company needs additional capital to continue operations in the near term. Additional capital may come from the sale of certain assets of the Predecessor Company or other available means, which may include debt and/or equity financings. Assurance cannot be given that any additional financing will be available on acceptable terms, if at all. Any equity financing and debt financing, if available, may include restrictive covenants. If unable to raise additional capital and/or reach agreement with its creditors to convert convertible debt into equity, Company operations will be severely harmed.

         Certain of the matters and subject areas discussed in this quarterly report on Form 10-QSB contain "forward-looking statements" that are subject to a number of risks and uncertainties, many of which are beyond the Company's control. All statements, other than statements of historical fact included in this report regarding business strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management as well as third parties are forward-looking statements. Generally, when used in this report, the words "anticipate," "intend," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause its actual results to differ materially from its expectations are described below and in other Company filings with the SEC.

Risk Factors

The Company needs additional financing

         At December 31, 2004, the Company had $370,388 in cash, which requires that it seek immediate additional capital. As of December 31, 2004, total assets were $2,697,571 and total liabilities were $1,766,162.

         Implementation of the Company's business plan will require access to additional capital. Failure to obtain sufficient financing will restrict the Company's ability to implement its business plan and materially adversely affect its business. The Company believes that its current cash and cash equivalents, together with cash flows expected to be generated from the Company's future operations, will not be sufficient to fund the Company's operating needs for the next 12 months. Therefore, the Company requires additional financing in an amount that cannot be determined at this time to enable it to finance unanticipated working capital requirements and to develop or enhance existing products or services, among others. In addition, if the Company is unable to fund its operations at its current levels, and if customers and vendors become concerned about its business prospects, they may decide not to conduct business with it, or may conduct business with it on terms that are less favorable than those customarily extended by them. In that event, Company revenues would decrease and its business will suffer significantly.

         THERE CAN BE NO ASSURANCE THAT ANY ADDITIONAL FINANCING WILL BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL. IF UNSUCCESSFUL IN RAISING ADDITIONAL FUNDS, THE COMPANY'S LIQUIDITY POSITION WILL BE MATERIALLY AND ADVERSELY AFFECTED AND IT COULD BE REQUIRED TO MAKE DRASTIC COST REDUCTIONS, WHICH WOULD NEGATIVELY IMPACT ITS OPERATIONS.

         Although the Company believes its assumptions underlying its operating plan to be reasonable, it lacks the operating history of a more seasoned company and there can be no assurance that its forecasts will prove accurate. In the event that its plans change, its assumptions change or prove inaccurate, if future financing falls through, or if future private placements, other capital resources and projected cash flow otherwise prove to be insufficient to fund operations, it could be required to seek additional financing sooner than currently anticipated. To the extent that it is able to raise additional funds and it involves the sale of its equity securities, the interests of our shareholders could be substantially diluted.

Recent actions of the Company may negatively impact its ability to achieve its business objectives

         In order to manage liquidity and cash positions, over the past year the Company has had to implement certain cost cutting measures, including significant reductions in force. After these staff reductions, as of December 31, 2004, the Company had 15 full time employees. Although these cost cutting measures improved its short-term cash requirements, they may negatively impact its ability to grow its business and achieve its business objectives.

Limited operating history makes evaluation of its business difficult

         The Company has a limited operating history on which to base its evaluation of current business and prospects. The Company's current business plan is significantly changed from its business plan prior to its bankruptcy filing, with less reliance on long-term contracts and the Predecessor Company's product offerings. The very limited operating history using its new business plan makes it difficult to predict future results, and there are no assurances that its revenues will increase, or that it will achieve or maintain profitability or generate sufficient cash from operations in future periods.

         Company's ability to achieve and sustain profitability would be adversely affected if it:

         o    fails to effectively market and sell its services;

         o fails to develop new and maintain existing relationships with clients;

         o fails to continue to develop and upgrade its technology and network infrastructure;

         o    fails to respond to competitive developments;

         o fails to introduce enhancements to its existing products and services to address new technologies and standards; or

         o    fails to attract and retain qualified personnel.

         Company operating results are also dependent on factors outside of its control, such as strength of competition and the growth of the market for our services. There is no assurance that it will be successful in addressing these risks, and failure to do so could have a material adverse effect on its financial performance.

The Company is not sure if the market will accept its product offerings

         The Company is in the process of developing and marketing new software products and related services. The Company's ability to succeed will depend on the effectiveness of its marketing and sales efforts of these new products, market acceptance of these current and future product offerings and the reliability of its networks and the services it offers to its clients. The Company operates in a market that is rapidly evolving, and is characterized by an increasing number of competitors and risk surrounding market acceptance of new technologies and services. Potential customers must view its technologies as a viable alternative to traditional commercial advertising and brochure distribution. Because this market is so new, it is difficult to predict its size and growth rate. If the market fails to develop as the Company expects, its growth will be slower than expected.

The Company may make acquisitions of complementary technologies or businesses, which may disrupt its business and be dilutive to its existing stockholders

         The Company intends to consider acquisitions of businesses and technologies on an opportunistic basis. Acquisitions of businesses and technologies involve numerous risks, including the diversion of management attention, difficulties in assimilating the acquired operations, loss of key employees from the acquired company, and difficulties in transitioning key customer relationships. In addition, these acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time expenses and the creation of goodwill or other intangible assets that result in significant amortization expense and impairment charges. Any acquisition may not provide the benefits originally anticipated, and there may be difficulty in integrating the service offerings and customer and supplier relationships gained through acquisitions with its own. Although it attempts to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, such unexpected liabilities nevertheless may accompany such acquisitions. The Company cannot guarantee that it will successfully identify attractive acquisition candidates, complete and finance additional acquisitions on favorable terms, or integrate the acquired businesses or assets into its own. Any of these factors could materially harm its business or its operating results in a given period.

Network and system failures could adversely impact its business.

         The performance, reliability and availability of the Company's websites and network infrastructure is critical to its reputation and ability to attract and retain clients. Its systems and operations are vulnerable to damage or interruption from earthquake, fire, flood, power loss, telecommunications failure, Internet breakdowns, break-ins, tornadoes and similar events. Services based on sophisticated software and computer systems often encounter development delays and the underlying software may contain errors that could cause system failures. Any system failure that causes an interruption could result in a loss of clients and could reduce the attractiveness of its services.

         The Company is also dependent upon web browsers, Internet service providers and online service providers to provide Internet user's access to its clients, users and websites. Users may experience difficulties due to system failures or delays unrelated to its systems. These difficulties may hurt audio and video quality or result in intermittent interruptions in broadcasting and thereby slow its growth.

Circumvention of Company security measures and viruses could disrupt its business

         Despite the implementation of security measures, Company networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Anyone who is able to circumvent security measures could steal proprietary information or cause interruptions in its operations. Service providers have occasionally experienced interruptions in service as a result of the accidental actions of users or intentional actions of hackers. The Company may have to spend significant capital to protect against security breaches or to fix problems caused by such breaches. Although it has implemented security measures, there can be no assurance that such measures will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users, which could hurt its business.

The Company may be unable to collect its receivables and retainages in amounts previously estimated

         In accordance with United States generally accepted accounting principles, the Company has established reserves against its retainages and receivables. It believes that the established reserves adequately allow for the estimated uncollectible portion of the retainages and receivables. However, it may experience collection rates below established reserves, which could reduce the amount of available funds and require additional reserves. Reduced available funds could adversely affect its ability to successfully implement the objectives of its business plan. There can be no assurance that it will be able to collect retainages and receivables in sufficient amounts. Failure to collect adequate amounts of retainages and receivables could materially adversely affect its business and results of operations.

         The market for Internet-based services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new Internet products and services at a relatively low cost within relatively short time periods. The Company expects competition to persist and intensify and the number of competitors to increase significantly in the future. Should it seek in the future to attempt to expand the scope of its Internet services and product offerings, it will compete with a greater number of Internet companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is difficult for it to anticipate which companies are likely to offer competitive products and services in the future.

If the Company does not respond to technological change, it could lose or fail to develop customers

         The development of its business entails significant technical and business risks. To remain competitive, it must continue to enhance and improve the functionality and features of its technology. The Internet and the ecommerce industry are characterized by:

         o    rapid technological change;

         o    changes in client requirements and preferences;

         o frequent new product and service introductions embodying new technologies; and

         o    the emergence of new industry standards and practices.

The evolving nature of the Internet could render the Company's existing systems obsolete

         Company success will depend, in part, on its ability to:

         o    develop and enhance technologies useful in its business;

         o develop new services and technology that address the increasingly sophisticated and varied needs of its current and prospective clients; and

         o adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

         Future advances in technology may not be beneficial to, or compatible with, the Company's business. Furthermore, it may not use new technologies effectively or adapt its systems to client requirements or emerging industry standards on a timely basis. Its ability to remain technologically competitive may require substantial expenditures and lead time. If it is unable to adapt to changing market conditions or user requirements in a timely manner, it will lose clients.

The Company could face liability for Internet content

         As a distributor of Internet content, the Company faces potential liability for negligence, copyright, patent or trademark infringement, defamation, indecency and other claims based on the content of its broadcasts. Such claims have been brought, and sometimes successfully pressed, against Internet content distributors. The Company's general liability insurance may not be adequate to indemnify it for all liability that may be imposed. Although it generally requires its clients to indemnify it for such liability, such indemnification may be inadequate. Any imposition of liability that is not covered by insurance or by an indemnification by a client could harm its business.

The Company's stock price has been and may continue to be volatile

         The trading price of the Company's common stock has been and is likely to continue to be highly volatile. Its stock price could be subject to wide fluctuations in response to factors such as:

         o    the average daily trading volume of its common stock;

         o actual or anticipated variations in quarterly operating results and its need for additional financing to fund its continuing operations;

         o announcements of technological innovations, new products or services by it or its competitors;

         o the addition or loss of strategic relationships or relationships with its key customers;

         o conditions or trends in the Internet, streaming media, media delivery, and online commerce markets;

         o changes in the market valuations of other Internet, online service, or software companies;

         o announcements by it or its competitors of significant acquisitions, mergers, strategic partnerships, joint ventures, or capital commitments;

         o    sales of its common stock and legal or regulatory developments;

         o    additions or departures of key personnel;

         o its failure to obtain additional financing on satisfactory terms, or at all; and

         o    general market conditions.

         The historical volatility of the Company's stock price may make it more difficult for investors in its securities to resell shares at prices they find attractive.

         In addition, the stock market in general, the Nasdaq SmallCap Market, the market for Internet and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may reduce the Company's stock price, regardless of its operating performance.

Failure to satisfy the Nasdaq SmallCap Market listing requirements may result in the Company's common stock not being listed on the Nasdaq SmallCap Market, which could have an adverse impact on its stock price.

         In connection with its bankruptcy proceedings and related matters, the Company's common stock was delisted from the NASDAQ SmallCap Market. The Company's common stock is quoted on the Pink Sheets on an unsolicited trading basis. As a result, there is currently no regular public trading market for the Company's common stock. The Company is making every effort to comply with the Nasdaq SmallCap Listing requirements, but the Company cannot ensure that it will meet the requirements in a timely manner or that an active trading market will exist for its common stock in the future. The Company's failure to obtain the relisting of its common stock on the NASDAQ SmallCap Market could have an ongoing material adverse effect on the liquidity of the Company's common stock and result in a corresponding material reduction in the price of the common stock.

Future sales of the Company's common stock may depress its stock price.

         Sales of a substantial number of shares of Company common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for its common stock. As of December 31, 2004, the Company had 1,175,725 shares of common stock outstanding. A significant number of these shares are not publicly traded but may be available for immediate resale to the public through private transactions. The Company also has reserved shares of its common stock as follows:

         o 1,028,761 shares are reserved for issuance upon the exercise of warrants; and

         o 5,143,795 shares are reserved for issuance upon the conversion of convertible notes.

         Shares underlying vested options are generally eligible for immediate resale in the public market.

Company efforts to protect its intellectual property rights may not sufficiently protect it and it may incur costly litigation to protect its rights

         The Company marks its software with copyright notices, and intends to file copyright registration applications where appropriate. It intends to file several federal trademark registration applications for trademarks and service marks it uses. There can, however, be no assurance that any patents, copyright registrations, or trademark registrations applied for by the Company will be issued, or if issued, will sufficiently protect its proprietary rights.

         The Company also relies substantially on certain technologies that are not patentable or proprietary and are therefore available to its competitors. In addition, many of the processes and much of its technology is dependent upon its technical personnel, whose skill, knowledge and experience are not patentable. To protect its rights in these areas, the Company requires all employees, significant consultants and advisors to enter into confidentiality agreements under which they agree not to use or disclose Company confidential information as long as that information remains proprietary. It also requires that its employees agree to assign to it all rights to any inventions made during their employment relating to its activities, and not engage in activities similar to that of the Company during the term of their employment. There can be no assurance, however, that these agreements will provide meaningful protection for Company trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or proprietary information. Further, in the absence of patent protection, the Company may be exposed to competitors who independently develop substantially equivalent technology or otherwise gain access to its trade secrets, knowledge or other proprietary information.

         Despite Company efforts to protect its intellectual property, a third party or a former employee could copy, reverse-engineer or otherwise obtain and use its intellectual property or trade secrets without authorization or could develop technology competitive to that of the Company.

         The Company's intellectual property may be misappropriated or infringed upon. Consequently, litigation may be necessary in the future to enforce its intellectual property rights, to protect its confidential information or trade secrets, or to determine the validity or scope of the rights of others. Litigation could result in substantial costs and diversion of management and other resources and may not successfully protect the Company's intellectual property. Additionally, it may deem it advisable to enter into royalty or licensing agreements to resolve such claims. Such agreements, if required, may not be available on commercially reasonable or desirable terms or at all.

The Company's technology may infringe on the rights of others

         Even if the patents, copyrights and trademarks the Company applies for are granted, they do not confer on the Company the right to manufacture or market products or services if such products or services infringe on intellectual property rights held by others. If any third parties hold conflicting rights, the Company may be required to stop making, using, or marketing one or more of its products or to obtain licenses from and pay royalties to others, which could have a significant and material adverse effect on it. There can be no assurance that the Company will be able to obtain or maintain any such license on acceptable terms or at all.

         The Company may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If third parties hold trademark, copyright or patent rights that conflict with Company business, then the Company may be forced to litigate infringement claims that could result in substantial costs to it. In addition, if it were unsuccessful in defending such a claim, it could have a negative financial impact. If third parties prepare and file applications in the United States that claim trademarks used or registered by the Company, it may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs to it. An adverse outcome in litigation or privity proceedings could require it to license disputed rights from third parties or to cease using such rights. Any litigation regarding its proprietary rights could be costly, divert management's attention, result in the loss of certain of its proprietary rights, require it to seek licenses from third parties and prevent it from selling its services, any one of which could have a negative financial impact. In addition, inasmuch as the Company broadcasts content developed by third parties, its exposure to copyright infringement actions may increase because it must rely upon such third parties for information as to the origin and ownership of such licensed content. The Company generally obtains representations as to the origin and ownership of such licensed content and generally obtains indemnification to cover any breach of such representations; however, there can be no assurance that such representations will be accurate or given, or that such indemnification will adequately protect it.

The length of the sales cycle increases Company costs

         Many of the Company's potential customers conduct extensive and lengthy evaluations before deciding whether to purchase or license its products. In the Company's experience to date it has seen the sales cycle range from a few days up to six months. While the potential customer is making this decision, it continues to incur salary, travel and other similar costs of following up with these accounts. Therefore, the risk associated with a lengthy sales cycle is that the Company may expend substantial time and resources over the course of the sales cycle only to realize no revenue from such efforts if the customer decides not to purchase from it. Any significant change in customer buying decisions or sales cycles for Company products could have a material adverse effect on its business, results of operations, and financial conditions.

International markets for online marketing are in their very early stages of development

         The Company has distributed email messages globally. To date, the Company has developed or modified into foreign language text and delivered rich media content to recipients in the United Kingdom, France, Switzerland, Austria, Norway, Sweden, Iceland, Finland, Denmark, Greece, Lebanon, Mexico, Panama, Peru, Philippines, Australia, Singapore, Hong Kong, China, and Taiwan. The markets for online advertising and direct marketing in these countries are generally in earlier stages of development than in the United States, and the Company cannot assure that the market for, and use of online advertising and direct marketing in international markets such as these and others will be significant in the future. Factors that may account for slower growth in the online advertising and direct marketing markets include, but are not limited to:

         o slower growth in the number of individuals using the Internet internationally;

         o    privacy concerns;

         o a lower rate of advertising spending internationally than in the United States; and

         o a greater reluctance to use the Internet for advertising and direct marketing.

         Any of the above-listed risks could have a material adverse effect on future Company business, financial condition, or results of operations.

Company is subject to risks associated with governmental regulation and legal uncertainties

         The Company is subject to general business laws and regulations. These laws and regulations, as well as new laws and regulations that may be adopted in the United States and other countries with respect to the Internet, may impede the growth of the Internet. These laws may relate to areas such as advertising, taxation, personal privacy, content issues (such as obscenity, indecency, and defamation), copyright and other intellectual property rights, encryption, electronic contracts and "digital signatures," electronic commerce liability, email, network and information security, and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than, federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, applicability, and enforcement, may affect the available distribution channels for and costs associated with Company products and services, and may affect the growth of the Internet. Such laws or regulations may therefore harm Company business.

         The Company does not know for certain how existing laws governing issues such as privacy, property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media, and data protection, apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. Changes to or the interpretation of these laws could:

         o    limit the growth of the Internet;

         o create uncertainty in the marketplace that could reduce demand for Company products and services;

         o    increase Company's cost of doing business;

         o expose the Company to significant liabilities associated with content distributed or accessed through its products or services, and with its provision of products and services, and with the features or performance of its products;

         o lead to increased product development costs, or otherwise harm Company business; or

         o decrease the rate of growth of the Company user base and limit its ability to effectively communicate with and market to its user base.

         Any of the above-listed consequences could have a material adverse effect on the Company's future business, financial condition, or results of operations.

Company may be subject to legal liability in connection with the data collection capabilities of its products and services

         Company products are interactive Internet applications that, by their very nature, require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, Company products occasionally send information to servers at the Company. Many of the services the Company provides also require that users provide information to it. The Company posts privacy policies concerning the use and disclosure of its user data. Any failure by the Company to comply with its posted privacy policies could impact the market for its products and services, subject it to litigation, and harm its business.

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

         The Company does not knowingly collect and disclose personal information from such minors, and therefore believes that it is fully compliant with COPPA. However, the manner in which COPPA may be interpreted and enforced cannot be fully determined, and thus COPPA and future legislation such as COPPA could subject the Company to potential liability, which in turn would harm its business.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not believe that it currently has material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

         Interest Rate and Market Risk. Company exposure to market risk for changes in interest rates relates primarily to the Company's investment profile. As of December 31, 2004, the Company's investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held at one financial institution. The Company does not use derivative financial instruments in its investment portfolio.

         Foreign Currency Exchange Risk. The Company does not believe that it currently has material exposure to foreign currency exchange risk because of the relative insignificance of its foreign relationships. The Company intends to assess the need to use financial instruments to hedge currency exposures on an ongoing basis.

         The Company does not use derivative financial instruments for speculative trading purposes.

Item 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures.

         We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

         As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in internal controls

         There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

                                OTHER INFORMATION

         Item 1.  Legal Proceedings

         The Company recently emerged from Chapter 11 Bankruptcy with the confirmation of its First Amended Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the "Plan") on November 3, 2004. The Plan became effective on November 18, 2004, with the closing of the financing and related confirmation matters effective December 9, 2004. However, under the Plan, the Bankruptcy Court retained jurisdiction over certain matters, including matters relating to claim objections and specific matters relating to the implementation and consummation of the Plan. In management's opinion, the matters over which the Bankruptcy Court has retained jurisdiction are not expected to have a material adverse impact on the Company's financial position or results of operations.

         In July, 2004, the Company received a notice from the Utah Department of Consumer Protection (the "Department") indicating that a former subsidiary of the Company (which had subsequently been merged into the Company) and the Company will be placed on the "Buyers Beware List" for the State of Utah until such time that the Company has no complaints filed with the Division for a period of 90 days and the Company pays the $44,000 assessed by the Department in connection with an earlier judgment obtained by the Department. The Department has asserted that this fine may not be discharged by the Plan or the Company's bankruptcy proceedings. The Company is in discussions with the Department and the State of Utah regarding the dischargability of this fine and the Company's listing on the Buyer Beware List.

         In 1999 and 2000, MindArrow was a victim of a fraud perpetrated by its former transfer agent and her accomplice, who were convicted of felonies arising from the scheme. At sentencing hearings in April and July 2002, the perpetrators were ordered to pay to the Company $10.9 million in restitution in addition to amounts already received. Any further recovery on these causes of action have been assigned to the Creditors Trust..

         Item 2.  Changes in Securities and Use of Proceeds

         During the quarter ended December 31, 2004, the Company authorized the following equity securities in transactions not registered under the Securities
Act:

         On December 9, 2004, the Company issued Secured Convertible Promissory Notes in the aggregate principal amount of $1,337,713, which notes are convertible into 5,143,795 shares of the Company's common stock.

         Additionally, 1,028,761 shares of new Company common stock have been authorized and reserved relating to new warrants issued by the Company on December 9, 2004 in connection with the Company's emergence from bankruptcy;

         Each of the foregoing issuances was without registration under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act and Regulation D thereunder. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. These sales were made without general solicitation or advertising. Each recipient was either an accredited or sophisticated investor and had adequate access to relevant information about us.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits

         31.1 Certification of Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-QSB and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.

         32.2 Certification of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002. This certification is being furnished solely to accompany this Quarterly Report on Form 10-QSB and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of this Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Avalon Digital Marketing Systems, Inc.


    Date: May 17, 2005       /s/ DANIEL D. WALTER
                             --------------------------
                             Daniel D. Walter
                             Chief Executive Officer
                             (Principal Executive Officer)



    Date: May 17, 2005       /s/ MATTHEW A. GREENE
                             --------------------------
                             Matthew A. Greene
                             Chief Financial Officer, Secretary, and Treasurer
                             (Principal Financial and Accounting Officer)