Form 10QSB
period 2005-03-31
AVALON DIGITAL MARKETING SYSTEMS INC
filed 2005-06-03
CIK 1095792

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                           ---------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___ to ___


                         Commission File Number: 0-28403

                           ---------------------------

                     Avalon Digital Marketing Systems, Inc.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                           77-0511097
         -----------------------------          ------------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)



               5255 N. Edgewood Drive, Suite 250, Provo, UT 84604
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 225-7073
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

                      Class                    Outstanding at June 2, 2005
        --------------------------------------------------------------------
          Common Stock, $.0001 par value                1,175,725

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                     Avalon Digital Marketing Systems, Inc.

                 Unaudited Condensed Consolidated Balance Sheet
--------------------------------------------------------------------------------


                                                                 Successor
                                                                  Company
                                                              -----------------
                                                                   As of
                                                                 March 31,
                                                                    2005
                                                              -----------------

Assets
Current assets:
   Cash                                                            $         -

   Receivables, net of allowance of
     doubtful accounts of $85,591                                       83,111
   Note receivable                                                     150,000
   Prepaid assets                                                       19,618
                                                              -----------------

    Total current assets                                               252,729

Property and equipment, net                                            146,627

Deposits                                                                 1,250
                                                              -----------------

    Total assets                                                  $    400,606
                                                              -----------------

Liabilities and Shareholders' Deficit
Liabilities not subject to compromise:
Current liabilities:
   Cash overdraft                                                $      13,983
   Accounts payable and accrued liabilities                            204,166
   Estimated receivable repurchase obligation                          111,949
                                                              -----------------

    Total current liabilities                                          330,098
                                                              -----------------

Long-term notes payable                                              1,337,813
                                                              -----------------

Liabilities subject to compromise (Note 3)                                   -

Commitments and contingencies (Note 6)

Preferred stock subject to compromise:
   Series D Preferred stock, par value $0.001,
    10,000,000 shares authorized,
    no shares issued and outstanding                                         -
Shareholders' deficit:
   Common stock, $0.0001 par value,10,000,000 shares
    authorized, 1,175,725 shares issued and
    outstanding                                                            118
   Additional paid-in capital                                          931,291
   Accumulated deficit                                              (2,198,714)
                                                              -----------------

    Total shareholders' deficit                                     (1,267,305)
                                                              -----------------

    Total liabilities and shareholders' deficit                   $    400,606
                                                              -----------------





        The accompanying notes are an integral part of these consolidated financial statements.

                     Avalon Digital Marketing Systems, Inc.

            Unaudited Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                               Successor       Predecessor      Successor       Predecessor    Predecessor
                                               Company          Company         Company          Company         Company
                                            ---------------  ----------------------------------------------------------------
                                             Three-Month       Three-Month     Three-Month      Six-Month       Nine-Month
                                             Period Ended     Period Ended     Period Ended    Period Ended     Period Ended
                                             March 31,         March 31,         March 31,      December 31,     March 31,
                                            ----------------------------------------------------------------------------------
                                                 2005             2004            2005             2004            2004
                                            ---------------  --------------- ---------------  --------------- ---------------
Revenues                                       $   239,381      $   430,608     $   239,381      $   538,727    $  1,544,947

Cost of goods sold                                   6,939           33,723           6,939           30,871         156,314
                                            ---------------  --------------- ---------------  --------------- ---------------

    Gross profit                                   232,442          396,885         232,442          507,856       1,388,633
                                            ---------------  --------------- ---------------  --------------- ---------------

Selling, general and administrative                451,911          553,278         451,911        1,066,637       1,991,007
Impairment of reorganization value in excess
  of amounts allocable to identifiable assets    1,972,340                -       1,972,340                -               -
Bad debt expense                                         -            3,157               -           11,827          34,085
Settlement expense                                       -                -               -                -         249,500
                                            ---------------  --------------- ---------------  --------------- ---------------

    Total operating expenses                     2,424,251          556,435       2,424,251        1,078,464       2,274,592
                                            ----------------------------------------------------------------- ---------------

Loss from operations                            (2,191,809)        (159,550)     (2,191,809)        (570,608)       (885,959)

Interest income                                      3,426           28,897           3,426           19,183         120,066
Interest expense                                   (10,331)         (23,693)        (10,331)         (36,045)       (150,679)
Reorganization items, net                                -                                -        8,254,042
                                            -------------------------------- ---------------  -------------------------------

Net income (loss) before income taxes           (2,198,714)        (154,346)     (2,198,714)       7,666,572        (916,572)

(Provision) benefit for income taxes:
   Current                                               -                -               -                -               -
   Deferred                                              -                -               -                -               -
                                            ---------------  --------------- ---------------  --------------- ---------------

Net income (loss)                             $ (2,198,714)      $ (154,346)   $ (2,198,714)     $ 7,666,572      $ (916,572)
                                            ===============  =============== ===============  ===============================

Net loss per common share -
basic and diluted                                    (1.87)       N/A                 (1.87)       N/A             N/A

Weighted average common
  shares outstanding                             1,175,725        N/A             1,175,725        N/A             N/A




        The accompanying notes are an integral part of these consolidated combined financial statements.

                     Avalon Digital Marketing Systems, Inc.

      Unaudited Condensed Consolidated Statements of Shareholders' Deficit
--------------------------------------------------------------------------------


                                                Series D preferred stock   Common stock     Additional
                                                ---------------------  -----------------   Paid-in     Accumulated
                                                 Shares      Amount     Shares   Amount    Capital       Deficit          Total
                                                ------------------------------------------------------------------------------------

Balance at June 30, 2004 (Predecessor Company)   1,000,000  $ 1,000   8,713,279 $ 8,713  $ 22,618,580  $ (32,258,993) $(9,630,700)

Net income                                               -        -           -       -             -      7,666,572    7,666,572
Conversion of preferred securities              (1,000,000)  (1,000)  1,000,000   1,000             -              -            -
Issuance of warrant in conjunction with
   Convertible Note                                      -        -           -       -         1,000              -        1,000
Issuance of warrant in conjunction with
   settlement of secured note                            -        -           -       -           500              -          500
Issuance of Successor common stock                       -        -   1,175,725     118       931,291              -      931,409
Application of fresh-start reporting (Note 4):
   Cancellation of Predecessor common stock              -        -  (9,713,279) (9,713)  (22,620,080)             -  (22,629,793)
   Elimination of Predecessor accumulated
     deficit                                             -        -           -       -             -     24,592,421   24,592,421
                                                ------------------------------------------------------------------------------------

Balance at December 31, 2004 (Successor Company)         -        -   1,175,725     118       931,291              -      931,409

Net loss                                                 -        -           -       -             -     (2,198,714)  (2,198,714)
                                                ------------------------------------------------------------------------------------

Balance at March 31, 2005 (Successor Company)            -  $     -   1,175,725   $ 118     $ 931,291   $ (2,198,714) $(1,267,305)
                                                ====================================================================================


        The accompanying notes are an integral part of these consolidated financial statements.

                     Avalon Digital Marketing Systems, Inc.

            Unaudited Condensed Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------

                                                                                       Successor       Predecessor
                                                                                        Company         Company
                                                                                    ----------------- -------------- ---------------
                                                                                         Three           Six             Nine
                                                                                      Months Ended     Months Ended    Months Ended
                                                                                       March 31,       December 31,      March 31,
                                                                                          2005           2004            2004
                                                                                    --------------- ---------------  ---------------
Cash flows from operating activities:
   Net income (loss)                                                                 $  (2,198,714)   $  7,666,572     $  (916,572)

   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Allowance for doubtful accounts                                                             -          11,827          34,085
     Depreciation and amortization                                                          51,360         103,687         208,588
     Recovery of accounts receivable previously allowed for                                 (4,866)        (21,976)       (133,385)
     Impairment of reorganization value in excess of amounts allocable to
       identifiable assets                                                               1,972,340               -               -
     Impairment of goodwill                                                                      -               -          43,200
     Effect of the plan of reorganization and revaluation of assets and liabilities              -      (8,254,042)              -
     Reorganization items settled in cash                                                        -        (903,598)              -
     Amortization of debt discount                                                               -          17,830          99,055
     Issuance of stock related to settlement                                                     -               -         249,500
     Changes in operating assets and liabilities:
      Receivables                                                                           48,776         246,075         669,162
      Prepaid assets                                                                        11,481         (23,954)        (12,013)
      Deposits                                                                                   -               -         (13,250)
      Accounts payable and accrued liabilities                                             (77,608)        271,811          25,023
                                                                                    --------------- --------------- ---------------

        Net cash (used in) provided by operating activities                               (197,231)       (885,768)        253,393
                                                                                    --------------- --------------- ---------------

Cash flows from investing activities:
   Cash used in purchases of property and equipment                                         (7,382)              -          (3,456)
   Proceeds from sale of property and equipment                                                  -               -           2,545
   Issuance of note receivable                                                            (150,000)              -               -
                                                                                    --------------- --------------- ---------------

        Net cash used in investing activities                                             (157,382)              -            (911)
                                                                                    --------------- --------------- ---------------

Cash flows from financing activities:
   Increase in cash overdraft                                                               13,983               -               -
   Proceeds from notes payable                                                                   -       1,337,813         302,463
   Repayments on note payable                                                              (29,758)       (132,186)       (418,237)
                                                                                    --------------- --------------- ---------------

        Net cash (used in) provided by financing activities                                (15,775)      1,205,627        (115,774)
                                                                                    --------------- --------------- ---------------

Net increase (decrease) in cash                                                           (370,388)        319,859         136,708
Cash, beginning of year                                                                    370,388          50,529           1,734
                                                                                    --------------- --------------- ---------------

Cash, end of year                                                                        $       -     $   370,388     $   138,442
                                                                                    =============== =============== ===============

Supplemental disclosures of cash flow information:
   Interest paid                                                                         $       -     $        -      $        -
   Income taxes paid                                                                     $       -     $        -      $        -
                                                                                    =============== =============== ===============




        The accompanying notes are an integral part of these consolidated financial statements.

                     Avalon Digital Marketing Systems, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


1.       BUSINESS AND ORGANIZATION

         On September 5, 2003 (the "Petition Date"), Avalon Digital Marketing Systems, Inc. (the "Company") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Utah, Central Division (the "Bankruptcy Court"). The Company emerged from Chapter 11 Bankruptcy by obtaining confirmation of its Plan, which became effective on November 18, 2004, and received a concurrent debt infusion of approximately $1.3 million from outside investors. The Bankruptcy Court entered an order on November 3, 2004 confirming the Company's First Amended Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the "Plan"). The Plan became effective on November 18, 2004, with the closing of the financing and related confirmation matters effective December 9, 2004. All conditions required for adoption of fresh-start reporting were met on November 18, 2004 and the Company selected December 31, 2004 as the date to adopt the accounting provisions of fresh-start reporting. As a result, the fair value of the Predecessor Company's assets became the new basis for the Successor Company's consolidated balance sheet as of December 31, 2004, and all results of operations beginning January 1, 2005 are those of the Successor Company.

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

         Company revenues are derived from the production and delivery of rich media messages and licensing software. Production services include theme development, design and layout, special effects, hyperlink recommendations, hyperlink page design and creation, custom programming, reporting and sales cycle consultation.

         The Company currently sells its products and services through a direct sales force and a small network of sales affiliates.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying unaudited Condensed consolidated financial statements of Avalon Digital Marketing Systems, Inc, ("AVALON" or the "Company") were prepared in accordance with U.S. generally accepted accounting principles (US
GAAP) for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements do not include all of the information and footnote disclosures required by US GAAP for complete financial statements. In the opinion of management, the accompanying unaudited Condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of March 31, 2005, its results of operations for the three months ended March 31, 2005 and 2004, the six months ended December 31, 2004, and the nine months ended March 31, 2004, and its cash flows for the three months ended March 31, 2005, the six months ended December 31, 2004, and the nine months ended March 31, 2004. The results of operations for period ended March 31, 2005 may not be indicative of the results that may be expected for the year ending June 30, 2005. All periods prior to the fresh-start accounting applied on December 31, 2004, are considered the Predecessor Company and the period from January 1, 2005 through March 31, 2005 is considered the Successor Company (see Note 4).

Going Concern

         Historically, the Company has incurred net losses and negative cash flows from operating activities. During the three months ended March 31, 2005, the Company had negative cash flows of $197,231 from operating activities. At March 31, 2005, the Company had a deficit in working capital. The Company's ability to meet its obligations as they come due is dependent upon its ability to obtain additional financing as required, and ultimately to achieve and sustain profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     Avalon Digital Marketing Systems, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Fresh-start reporting

         In accordance with SOP 90-7, the Company adopted fresh-start reporting as of the close of business on December 31, 2004. The consolidated balance sheet as of March 31, 2005 includes the effects of the allocations to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting.

         The consolidated balance sheet reflects the implementation of the Plan as if the Plan had been effective on December 31, 2004. Reorganization adjustments have been reflected in the consolidated financial statements to reflect the discharge of debt and the adoption of fresh-start reporting in accordance with SOP 90-7.

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

         o The Company is evaluating the fair value of property and equipment assets and will reclass from the intangible upon final determination.

Principles of consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company account balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk

         Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable.

         The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses.

         In the normal course of business, the Company has historically sold certain of its receivables to financing companies. The Company's sales of receivables to financing companies include limited recourse provisions, which are deemed non-hedging derivatives pursuant to the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging" ("SFAS No. 133"). The purpose of the limited recourse provisions are normal in the course of business and are meant to facilitate the sale of receivables to financing companies. The fair value of the recourse liability has been determined using a best estimate method, and the fair value estimate is based on historical recourse rates experienced by the Company. The fair value of the estimated receivable repurchase obligation at March 31, 2005 is $111,949.

                     Avalon Digital Marketing Systems, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

Use of estimates

         The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Impairment of intangible assets

         Intangible assets determined to have indefinite useful lives are not amortized. The Company tests such intangible assets with indefinite useful lives for impairment annually or more frequently if events or circumstances indicate that an asset might be impaired.

         The reorganization value in excess of amounts allocable to identifiable assets was not amortized. The Company performed a test for impairment as of March 31, 2005 due to the operating loss and negative cash flows generated from operating activities during the quarter ended March 31, 2005. Based on the Company's impairment analysis as of March 31, 2005, which consisted of a cash flow projection analysis, the Company determined that the reorganization value in excess of amounts allocable to identifiable assets was fully impaired. Accordingly, the Company recorded an impairment expense of $1,972,340. As of March 31, 2005, the net book value of the reorganization value in excess of amounts allocable to identifiable assets was $0.

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

                     Avalon Digital Marketing Systems, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

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

         The Company has not provided pro forma disclosures as defined by SFAS No. 148 because stock options and warrants granted prior to the fresh start are not applicable and the fair value of options granted subsequent to the fresh start accounting is near $0.

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

         Historical earning per share information has not been presented for the Predecessor Company. The Company does not believe that this information is relevant in any material respect for users of its financial statements because all existing equity interests of the Predecessor Company were eliminated (without a distribution) upon consummation of the Plan of Reorganization.

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

                     Avalon Digital Marketing Systems, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

Reclassifications

         Certain amounts in the prior period financial statements have been reclassified to be consistent with the current year presentation.

3.       VOLUNTARY REORGANIZATION UNDER CHAPTER 11

Bankruptcy Proceedings

         On September 5, 2003, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the Bankruptcy Code are stayed while the Company continues business operating as Debtor-In-Possession. Prior to the application of fresh-start reporting, the Company's consolidated balance sheet included the related balances subject to compromise described in the table below. However, the adoption of fresh-start reporting results in the settlement of such balances based on the estimated payment amounts pursuant to the Plan with the difference recorded as a reorganization gain in the consolidated statement of operations for the six months ended December 31, 2004.

         Additional claims (liabilities subject to compromise) may arise resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. The Company continued to operate its business as Debtor-In-Possession through November 18, 2004. As a consequence of the bankruptcy filing, most litigation against the Company was stayed.

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

         o 293,933 shares of new Company common stock were authorized and reserved for issuance to the secured creditor of the Predecessor Company. Warrants representing these 293,933 shares of Company common stock were issued on December 13, 2004.

         o Total payments of approximately $903,000 in cash were made in December, 2004, pursuant to the Plan, to settle certain claims against the Company and administrative expenses related to the Bankruptcy Proceedings; and

         o The distribution provisions of the Plan allow the Company to settle and discharge the allowed claims of certain classes of creditors in cash and stock, as described above.

                     Avalon Digital Marketing Systems, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

Plan of Reorganization

         The following briefly summarizes the classification and treatment of claims and equity interests under the Plan:

Claims estimated to be fully recoverable

         o Administrative expenses and other priority claims, secured tax claims and other secured claims are to be paid in cash.

         o Obligations incurred in the ordinary course of business during the pendency of the Chapter 11 cases or approved by the Bankruptcy Court and pre-existing obligations assumed by the Company will be paid in full when due.

Claims having an estimated recovery of less than 100%

         o Company general unsecured claims are to be settled and discharged by the payment of $245,000 in cash to a trust established for the benefit of creditors (the "Creditors Trust"), by transferring certain litigation rights and claims to the Creditors Trust (which transfer has occurred) and by the distribution of approximately 127 shares of common stock of the Successor Company for each $1,000 of allowed claim and cash equal to 2.31% of the allowed claim.

         o Company's common stockholders are to receive approximately 1 share of common stock in the Successor Company for approximately each 132 shares of common stock held in the Predecessor Company.

Claims receiving no compensation

         o    Company subordinated claims will receive no distribution.

Dividends or Stock Repurchases

         o No amounts are being distributed in cash in the form of dividends or stock repurchases.

Liabilities Subject To Compromise

         Liabilities subject to compromise represent the liabilities of the Company incurred prior to the Petition Date, except those that will not be impaired under the Plan. Liabilities subject to compromise consisted of the following at December 31, 2004:


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

                     Avalon Digital Marketing Systems, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


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

         Reorganization items consisted primarily of $8,254,042 related to the effects of the plan of reorganization and fresh-start reporting,

         Included in reorganization items, net for the six months ended December 31, 2004 was the Company's gain recognized from the effects of the Plan. The gain results from the difference between the Company's carrying value of remaining pre-petition liabilities, minority interests and common stock subject to compromise and the amounts to be distributed pursuant to the Plan. The gain from the effects of the Plan and the application of fresh-start reporting is comprised of the following:


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
                                                                ================

4.       FRESH-START REPORTING

         In accordance with SOP 90-7, the Company adopted fresh-start reporting as of the close of business on December 31, 2004. The consolidated balance sheet as of March 31, 2005 includes the effects of the allocations to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting. As discussed below, these allocation adjustments recorded to the carrying amounts of assets and liabilities are subject to adjustment as estimated valuations are finalized.

         The consolidated balance sheet included in this Quarterly Report on Form 10-QSB reflects the implementation of the Plan as if the Plan had been effective on December 31, 2004. Reorganization adjustments have been reflected in the consolidated financial statements to reflect the discharge of debt and the adoption of fresh-start reporting in accordance with SOP 90-7.

         These estimates of fair value were recorded as of December 31, 2004. However, as these estimates are finalized, the allocations of fair value in the Company's balance sheet could result in additional adjustments to the fair value of assets or present value of estimated liabilities during the allocation period while the Company continues to obtain information necessary to complete its final allocation. These adjustments could result from additional information related to the assumptions and estimates used in determining the fair value of long-lived assets. Potential allocation adjustments to the Company's assets include estimates used for the fair value of contracts, property, plant and equipment.

                     Avalon Digital Marketing Systems, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

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

         The following table identifies the adjustments recorded to the Company's December 31, 2004 consolidated balance sheet as a result of implementing the Plan and applying fresh-start reporting (in millions):

                                                                           Adjustments to Record
                                                    Predecessor            Confirmation of Plan                         Successor
                                                      Company         ----------------------------------------------     Company
                                                    December 31,           Debt           Exchange         Fresh        December 31,
                                                        2004            Discharge         of Stock         Start         2004
                                                 -------------------  ---------------    -----------  --------------  --------------
Assets
Current assets:
   Cash                                              $    1,273,986      $  (903,598)                                  $     370,388
   Receivables, net:
     Contract                                                87,650                                                           87,650
     Trade                                                   15,538                                                           15,538
     Retainages                                              28,700                                                           28,700
   Prepaid assets                                            31,100                                                           31,100
                                                 -------------------                                                  --------------

     Total current assets                                 1,436,974                                                          533,376

Fixed assets, net                                           190,605                                                          190,605

Identifiable intangible assets, net                               -                                                                -
Reorganization value in excess of amounts allocable
   to identifiable assets                                         -                                         1,972,340      1,972,340
Deposits                                                      1,250                                                            1,250
                                                 -------------------                                                  --------------

     Total assets                                    $    1,628,829                                                   $    2,697,571
                                                 -------------------                                                  --------------

Liabilities and Shareholders' Deficit
Liabilities not subject to compromise:
Current liabilities:
   Accounts payable and accrued liabilities           $     281,774                                                          281,774
   Deferred revenue                                               -                                                                -
   Notes payable                                          1,367,573                                                        1,367,573
   Estimated receivable repurchase obligation               116,815                                                          116,815
   Deferred taxes                                                 -                                                                -
                                                 -------------------                                                  --------------

     Total current liabilities                            1,766,162                                                        1,766,162

   Liabilities subject to compromise                     10,079,335      (10,079,335)                                              -

Commitments and contingencies (Notes 15)

Preferred stock subject to compromise                         1,000                          (1,000)                               -
Shareholders' deficit:
   Common stock - new (Successor)                                 -              118                                             118
   Common stock - old (Predecessor)                           8,713                          (8,713)                               -
   Additional paid-in capital                            22,620,080          931,291                      (22,620,080)       931,291
   Retained deficit                                     (32,846,463)       9,175,738       (921,696)       24,592,421              -
                                                 -------------------                                                  --------------

     Total shareholders' deficit                        (10,216,670)                                                         931,409
                                                 -------------------                                                  --------------

     Total liabilities and shareholders' deficit     $    1,628,827                                                   $    2,697,571
                                                 -------------------                                                  --------------


                     Avalon Digital Marketing Systems, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


5.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consisted of the following at March 31, 2005:

                Accounts payable                                $   46,948
                Accrued payroll and payroll taxes                   30,106
                Accrued vacation                                    59,775
                Accrued interest                                    10,033
                Other accrued liabilities                           57,304
                                                                ----------
                                                                $  204,166
                                                                ==========

6.       NOTES PAYABLE

Liabilities Not Subject to Compromise

         On November 30, 2004, in conjunction with the Plan of Reorganization, the Company issued a secured promissory note in the amount of $29,760 to a former secured creditor affiliated with two current employees of the Company. Interest on the note accrues at a rate of 6% per annum. The entire balance is to be repaid in three equal monthly installments beginning December 17, 2004. The secured promissory note was repaid in full prior to March 31, 2005.

         On December 13, 2004, the Company issued two secured convertible promissory notes in the amounts of $822,763 and $514,950. These notes were issued in conjunction with an investment relating to the Company's emergence from bankruptcy. The notes convert into 5,143,795 shares of Company common stock. Unless converted, the notes automatically mature and principal is due and payable on December 13, 2007. Interest on the notes is payable in common stock and accrues at a rate of 3% per annum, increasing to a rate of 8% in the event of default. Accrued interest on the notes is payable quarterly on the last day of each three-month period beginning on December 13, 2004. As of March 31, 2005, accrued interest on the notes totaled $10,033.

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

         The Company's liquidity position has resulted in it becoming party to lawsuits for non-payment of liabilities. These amounts are included in "Liabilities subject to compromise" and "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet at March 31, 2005 and June 30, 2004. The Company is working with the creditors to reach settlements and payment terms that are acceptable. As a consequence of the bankruptcy filing, most litigation regarding non-payment of liabilities against the Company has been stayed.

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

                     Avalon Digital Marketing Systems, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

8.       RELATED PARTY TRANSACTIONS

Secured Promissory Notes

         On November 30, 2004, in conjunction with the Plan of Reorganization, the Company issued a secured promissory note in the amount of $29,760 to a former secured creditor affiliated with two current employees of the Company. Interest on the note accrues at a rate of 6% per annum. The entire balance is to be repaid in three equal monthly installments beginning December 17, 2004. The secured promissory note was repaid in full prior to March 31, 2005.

         On February 14, 2005, the Company made a loan in the form of a secured promissory note to Hubbard Acquisition Corp. in the amount of $125,000. The Company's largest secured creditor is affiliated with Hubbard Acquisition Corp. The loan was collateralized by a Note and Warrant Purchase and Security Agreement previously executed by the Company. Additionally, the loan was personally guaranteed by an individual affiliated with the Company's largest secured creditor. The principal amount of the loan was repaid in April, 2005.

Sales Commission

         An investor affiliated with a significant shareholder and who is a director provides sales lead generation services for the Company for which commissions were paid. Commissions paid for the quarter and nine months ended March 31, 2005 totaled approximately $4,044 and $20,678, respectively.

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

Options

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

                     Avalon Digital Marketing Systems, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

10.      SUBSEQUENT EVENTS

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

         In April 2005, Tyler Thompson, former CEO of the Company, was replaced by a new CEO appointed by the Board of Directors. This appointment triggered the Change in Control Agreement by and between the Company and Mr. Thompson. Based on such agreement, if Mr. Thompson is terminated or voluntarily resigns within ninety days following the diminution of his duties, he is entitled to receive a severance payment equal to eighteen months of his total compensation.

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

Estimated receivable repurchase obligation

         In the normal course of business the Company sells its receivables to financing companies. The Company's sales of receivables to financing companies include limited recourse provisions, which are deemed non-hedging derivatives pursuant to the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging." The purpose of the limited recourse provisions are normal in the course of business and are meant to facilitate the sale of receivables to financing companies. The fair value of the recourse liability has been determined using a best estimate method, and the fair value estimate was based on historical recourse rates experienced by the Company. The fair value of the recourse obligation at March 31, 2005 is $111,949. Increases and decreases in the recourse liability are recorded as reductions and increases of revenue, respectively.

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

Intangible assets

         Intangible assets determined to have indefinite useful lives are not amortized. The Company tests such intangible assets with indefinite useful lives for impairment annually or more frequently if events or circumstances indicate that an asset might be impaired. Intangible assets determined to have definite lives are amortized on a straight-line basis over their useful lives. The Company reviews such intangible assets with definite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations.

         The reorganization value in excess of amounts allocable to identifiable assets was not amortized. The Company performed a test for impairment as of March 31, 2005 due to the operating loss and negative cash flows generated from operating activities during the quarter ended March 31, 2005. Based on the Company's impairment analysis as of March 31, 2005, which consisted of a cash flow projection analysis, the Company determined that the reorganization value in excess of amounts allocable to identifiable assets was fully impaired. Accordingly, the Company recorded an impairment expense of $1,972,340. As of March 31, 2005, the net book value of the reorganization value in excess of amounts allocable to identifiable assets was $0.

Stock-based compensation

         The Company measures compensation expense for its equity incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and provides pro forma disclosures, when applicable, of net income as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), had been applied. Stock-based awards to non-employees are accounted for under the provisions of SFAS No. 123 and related pronouncements.

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

         At March 31, 2005, the Company had a cash overdraft of $13,983, which requires that it seek immediate additional capital. As of March 31, 2005, total assets were $400,606 and total liabilities were $1,667,911.

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

         Quarterly revenues totaled $239,381, a 44% decrease from the same quarter in the previous year. Revenues for the nine months ended March 31, 2005 decreased to $778,108 from $1,544,947 for the nine months ended March 31, 2004, a 50% decrease. The decreases are primarily the result of management's plan to reduce its dependency on the lower quality revenues typically produced prior to the Company's bankruptcy filing, and a shift in the overall direction of the Company by developing its own, proprietary, digital marketing software application.

         Gross profit decreased from $396,885 for the three months ended March 31, 2004 to $232,442 for the three months ended March 31, 2005. Gross profit decreased from $1,388,633, or 90% of revenues for the nine months ended March 31, 2004 to $740,298, or 95% of revenues, for the nine months ended March 31, 2005.

         Selling, general and administrative expenses decreased from $553,278, or 128% of revenues, and $1,991,007, or 129% of revenues, for the quarter and nine months ended March 31, 2004, respectively, to $451,911, or 189% of revenues, and $1,518,548, or 195% of revenues, for the quarter and nine months ended March 31, 2005, respectively. These decreases were associated with a reduction in workforce and scaled back operations during bankruptcy.

         Company intangible assets with definite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations of reorganization value in excess of amounts allocable to identifiable assets. The Company performed a test for impairment as of March 31, 2005 due to the operating loss and negative cash flows generated from operating activities during the quarter ended March 31, 2005. Based on the Company's impairment analysis as of March 31, 2005, which consisted of a cash flow projection analysis, the Company determined that the reorganization value in excess of amounts allocable to identifiable assets was fully impaired. Accordingly, the Company recorded an impairment expense of $1,972,340. As of March 31, 2005, the net book value of the reorganization value in excess of amounts allocable to identifiable assets was $0.

         Bad debt expense decreased from $3,157 and $34,085 for the quarter and nine months ended March, 31, 2004, respectively, to $0 and $11,827 for the quarter and nine months ended March 31, 2005, respectively. The decrease resulted primarily from a reduction in defaults on contracts receivable of the Company pertaining to contracts receivable previously sold to financing companies. The Company has decreased its dependence on long-term contracts receivable for revenues generated prior to the Company's bankruptcy filing, and therefore expects bad debt expense to decrease on both an absolute and relative basis in future quarters.

         The Company incurred a loss from operations of $2,191,809 and $2,762,417 for the quarter and nine months ended March, 31, 2005, respectively, compared to a loss from operations of $159,550 and $885,959 for the same periods from 2004. The loss resulted from a number of factors, including the factors discussed in the foregoing paragraphs and the following factors:

         o    The decrease in lead-source revenues and bad debt expense;

         o Reduction in new sales due to perceived instability during bankruptcy;

         o Increases in costs related to the bankruptcy completed during the year; and

         o Impairment of the reorganization value in excess of amounts allocable to identifiable assets.

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

         At March 31, 2005, the Company had a cash overdraft of $13,983, which requires that it seek immediate additional capital. As of March 31, 2005, total assets were $400,606 and total liabilities were $1,667,911.

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

         During the nine months ended March 31, 2005, the Company used $1,082,999 of cash from operating activities and used $157,382 of cash in investing activities and generated $1,189,852 in cash from financing activities. During the nine months ended March 31, 2004, the Company generated $253,393 of cash from operating activities, used $911 of cash in investing activities and used $115,774 of cash in financing activities. Liquidity is significantly impacted by credit and collection issues and the continued costs and fees associated with the recent bankruptcy process.

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

Risk Factors

The Company needs additional financing

         At March 31, 2005, the Company had a cash overdraft of $13,983, which requires that it seek immediate additional capital. As of March 31, 2005, total assets were $400,606 and total liabilities were $1,667,911.

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

Recent actions of the Company may negatively impact its ability to achieve its business objectives

         In order to manage liquidity and cash positions, over the past year the Company has had to implement certain cost cutting measures, including significant reductions in force. After these staff reductions, as of March 31, 2005, the Company had 14 full time employees. Although these cost cutting measures improved its short-term cash requirements, they may negatively impact its ability to grow its business and achieve its business objectives.

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

         Interest Rate and Market Risk. Company exposure to market risk for changes in interest rates relates primarily to the Company's investment profile. As of March 31, 2005, the Company's investment portfolio consisted primarily of cash and cash equivalents, substantially all of which were held at one financial institution. The Company does not use derivative financial instruments in its investment portfolio.

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

         As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

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

         Item 2.  Changes in Securities and Use of Proceeds

         During the quarter ended March 31, 2005, the Company authorized the following equity securities in transactions not registered under the Securities
Act:

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

                               Avalon Digital Marketing Systems, Inc.


    Date: June 2, 2005         /s/ DANIEL D. WALTER
                               --------------------------
                               Daniel D. Walter
                               Chief Executive Officer
                               (Principal Executive Officer)



    Date: June 2, 2005         /s/ MATTHEW A. GREENE
                               --------------------------
                               Matthew A. Greene
                               Chief Financial Officer, Secretary, and Treasurer
                               (Principal Financial and Accounting Officer)